Form 10-Q
period 1996-03-31
SOUTHMARK SAN JUAN INC
filed 1996-05-13
CIK 819437

                                   FORM-10Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1996
                              --------------------------------------------------

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------
Commission file number               33-15932
                              -------------------------

                            SOUTHMARK SAN JUAN, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                        71-2132723
- - ------------------------------------------           ---------------------------
    (State of other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


ISLA VERDE AVENUE, CAROLINA, PUERTO RICO                         00979
- - ------------------------------------------           ---------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (809) 791-6100
                                                     ---------------------------

                                NOT APPLICABLE
- - --------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X      NO
                                             ------      ------

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                              Outstanding at May 7, 1996
    ------------------------------------             ---------------------------
       COMMON STOCK, $0.001 PAR VALUE                     262,680 SHARES

PART I:  FINANCIAL INFORMATION

Introductory Note to Financial Statements
- - -----------------------------------------

    The financial statements as of March 31, 1996, and for the three and nine months ended March 31, 1996 and 1995 have been prepared by Southmark San Juan, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchanges Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996, results of its operations for the three and nine months ended March 31, 1996 and 1995 and its cash flows for the nine months ended March 31, 1996 and 1995.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

          The Company's principal operating asset is the Sands Hotel and Casino located in San Juan, Puerto Rico (the "Sands San Juan"). Historically, the Sands San Juan's operations have been highly seasonal in nature, with peak activity occurring from December to April; consequently, the results of operations for the three and nine month periods ending March 31 are not necessarily indicative of the operating results for a full year.

                            SOUTHMARK SAN JUAN, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)

                                                              MARCH 31,      JUNE 30,
                                                                1996           1995
                                                            -------------  -------------

Current assets:
 Cash and cash equivalents                                  $  2,454,000   $  3,382,000
 Accounts receivable, net of allowance for uncollectible
  accounts of $312,000 and $228,000, respectively              1,998,000      1,510,000
 Inventories                                                     515,000        579,000
 Prepaid expenses                                                797,000        326,000
                                                            ------------   ------------
 Total current assets                                          5,764,000      5,797,000
                                                            ------------   ------------

Property and equipment:
 Land                                                          4,543,000      4,543,000
 Buildings                                                    33,682,000     33,682,000
 Furniture and equipment                                       9,620,000      8,722,000
                                                            ------------   ------------
                                                              47,845,000     46,947,000

  Less - accumulated depreciation                            (17,812,000)   (16,584,000)
                                                            ------------   ------------
  Net property and equipment                                  30,033,000     30,363,000
                                                            ------------   ------------
  Total assets                                              $ 35,797,000   $ 36,160,000
                                                            ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.
                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                              MARCH 31,      JUNE 30,
                                                                1996           1995
                                                            -------------  -------------

Current liabilities:
 Accounts payable                                           $  1,951,000   $  1,399,000
 Accrued interest                                              2,460,000      2,436,000
 Accrued liabilities                                           2,184,000      2,369,000
                                                            ------------   ------------
 Total current liabilities                                     6,595,000      6,204,000
                                                            ------------   ------------

Long term liabilities:
 Senior secured industrial revenue bonds, 1992 series A:
  Class A, maturing December 1, 1997                          11,727,000     11,727,000
  Class B, maturing December 1, 1997 through 2001             19,257,000     19,257,000
  Senior secured PIK bonds                                     1,628,000        988,000
  Accrued interest converted to PIK bonds                              -        639,000
 Term note                                                     3,000,000      3,000,000
 Deferred incentive fees                                       1,379,000      1,061,000
                                                            ------------   ------------
   Total long term liabilities                                36,990,000     36,672,000
                                                            ------------   ------------

Shareholders' deficit:
 Common stock, $0.001 par value per share;
 992,000 shares authorized; 262,680 shares
 issued and outstanding                                                -              -
 Additional paid-in capital                                   27,763,000     27,763,000
 Accumulated deficit                                         (35,551,000)   (34,479,000)
                                                            ------------   ------------
  Total shareholders' deficit                                 (7,788,000)    (6,716,000)
                                                            ------------   ------------
                                                            $ 35,797,000   $ 36,160,000
                                                            ============   ============

     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                        1996         1995
                                                     ----------   ----------
Revenues:
 Rooms                                               $4,899,000   $5,300,000
 Casino                                               1,485,000    1,589,000
 Food and beverage                                    1,601,000    1,364,000
 Other                                                  516,000      461,000
                                                     ----------   ----------
                                                      8,501,000    8,714,000

 Less - promotional allowances                         (237,000)    (216,000)
                                                     ----------   ----------
  Net revenues                                        8,264,000    8,498,000
                                                     ----------   ----------

Departmental Expenses:
 Rooms                                                1,172,000    1,151,000
 Casino                                                 897,000      912,000
 Food and beverage                                    1,262,000    1,135,000
 Other                                                  242,000      193,000
 Depreciation                                           436,000      459,000
 Interest                                               723,000      709,000
 General and administrative                           2,876,000    2,809,000
                                                     ----------   ----------
  Total expenses                                      7,608,000    7,368,000
                                                     ----------   ----------
Net income                                           $  656,000   $1,130,000
                                                     ==========   ==========
Net income per common and common equivalent share    $     2.50   $     4.30
                                                     ==========   ==========
Weighed average number of common and
 common equivalent shares outstanding                   992,000      992,000
                                                     ==========   ==========

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                       1996          1995
                                                    -----------   -----------
Revenues:
 Rooms                                              $11,236,000   $11,714,000
 Casino                                               3,614,000     3,910,000
 Food and beverage                                    4,422,000     3,438,000
 Other                                                1,213,000     1,115,000
                                                    -----------   -----------
                                                     20,485,000    20,177,000

 Less - promotional allowances                         (596,000)     (559,000)
                                                    -----------   -----------
  Net revenues                                       19,889,000    19,618,000
                                                    -----------   -----------

Departmental Expenses:
 Rooms                                                3,033,000     3,047,000
 Casino                                               2,571,000     2,597,000
 Food and beverage                                    3,501,000     3,012,000
 Other                                                  599,000       523,000
 Depreciation                                         1,228,000     1,371,000
 Interest                                             2,170,000     2,127,000
 General and administrative                           7,859,000     7,621,000
                                                    -----------   -----------
  Total expenses                                     20,961,000    20,298,000
                                                    -----------   -----------
Net loss                                            $(1,072,000)  $  (680,000)
                                                    ===========   ===========
Net loss per common share                                $(4.08)       $(2.59)
                                                    ===========   ===========
Weighed average number of common outstanding shares     262,680       262,680
                                                    ===========   ===========

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                        1996         1995
                                                    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(1,072,000)   $ (680,000)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                      1,228,000     1,371,000
   Provision for doubtful accounts                       51,000        33,000
   Increase in accounts receivable                     (860,000)     (343,000)
   Increase in inventories, prepaid expenses and
    other current assets                               (403,000)     (330,000)
 Increase in accounts payable, accrued
  liabilities, and other liabilities                  1,027,000       900,000
                                                    -----------    ----------
Net cash (used in) provided by operating activities     (29,000)      951,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net              (899,000)     (372,000)
                                                    -----------    ----------

(Decrease) increase in cash and cash equivalents       (928,000)      579,000

Cash and cash equivalents, beginning of period        3,382,000     2,723,000
                                                    -----------    ----------

Cash and cash equivalents, end of period            $ 2,454,000    $3,302,000
                                                    ===========    ==========

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

     Southmark San Juan, Inc. (the"Company"), a Delaware corporation, was incorporated during April 1986 for the purpose of acquiring and renovating the Sands Hotel and Casino in San Juan, Puerto Rico, (the "Sands San Juan"). The Company's outstanding Common Shares are owned by Southmark Corporation ("Southmark"), (48.2%); SJPR Management, Inc. ("SJPR"), (46.3%); and bondholders who have exercised warrants, (5.5%). SJPR is a wholly owned subsidiary of Pratt Hotel Corporation ("Pratt"). The operations of the Sands San Juan are managed by SJPR, Inc., also a wholly owned subsidiary of Pratt.

NOTE 2 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A

     On December 1, 1992, the Company entered into a loan agreement with the Puerto Rico Industrial, Medical, Educational and Environmental Pollution Control Facilities Financing Authority ("AFICA") for the issuance of $31,000,000 principal amount of Senior Secured Industrial Revenue Bonds, 1992 Series A (the"Senior Secured Bonds") which, together with warrants to acquire from 496,000 shares to 744,000 shares of the Company's Common Stock, replaced previously issued Industrial Revenue Bonds, 1987 Series A (the"Old Bonds") in the principal amount of $38,000,000 and related accrued interest of $7,836,000. The Senior Secured Bonds are secured by a first mortgage on the Sands San Juan and consist of $11,727,000 principal amount of Class A Bonds which mature on December 1, 1997 and $19,257,000 principal amount of Class B bonds which require principal payments of 10% of the outstanding balance annually, beginning December 1, 1997 with the balance due December 1, 2001.

     The Senior Secured Bonds bear interest at 8.5% of which 6.5% must be paid annually in cash. The remaining 2.0% must be paid in cash to the extent there exists Available Cash, as defined in the Trust Agreement. In the event that Available Cash is insufficient to pay all or a portion of the 2.0% interest annually, the insufficiency will be paid by the issuance of Senior Secured PIK Bonds which bear interest at the same rate and terms and are secured by the same collateral as the Senior Secured Bonds. The Company incurred $693,000 and $2,080,000 of interest expense on the Senior Secured Bonds and Senior Secured PIK Bonds during the three and nine month periods ended March 31, 1996, respectively.

     Interest is payable semi-annually on July 31 and January 31. No interest payments were made on January 31, 1996 or 1995, based upon the Available Cash restrictions, as defined in the Trust Agreement. The Company made the mandatory interest payment of $2,078,000 due on July 31, 1995, but did not have sufficient Available Cash to satisfy the remaining 2% of bond interest due and accordingly was obliged to issue Senior Secured PIK Bonds in the amounts of $639,000 at July 31, 1995. The related accrued interest converted into Senior Secured PIK Bonds has been classified as accrued interest as of June 30, 1995 under long-term liabilities on the accompanying balance sheet.

     On December 1, 1992, warrants to acquire 496,000 shares of Common Stock were issued to holders of the Senior Secured Bonds and warrants to acquire 248,000 shares of Common Stock (the"Escrowed Warrants") were escrowed with the trustee for the Senior Secured Bonds.

                           SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A (CONTINUED)

     On June 1, 1996, holders of the Senior Secured Bonds will receive Escrowed Warrants to acquire, in the aggregate, an additional 99,200 shares of Common Stock, unless a Redemption, as defined, has occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds and the Warrants.

     On June 1, 1997, holders of the Senior Secured Bonds will receive Escrowed Warrants to acquire, in the aggregate, an additional 148,800 shares of Common Stock, unless a Redemption has occurred with respect to all Senior Secured Bonds, Senior PIK Bonds, and the Warrants.

NOTE 3 - TERM NOTE

     On December 1, 1992, the Company executed a $3,000,000 Term Note with a Puerto Rico bank, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest of $692,000. The Term Note bears interest initially at 3%, increasing to 6% effective November 1, 1997. The company incurred $30,000 and $90,000 of interest expense, respectively, on the Term Note during the three and nine month periods ended March 31, 1996.

     Accrued interest is payable semi-annually commencing July 31, 1993, to the extent there is Available Cash remaining after payment of interest on the Senior Secured Bonds and redemption of any outstanding Senior Secured PIK Bonds. Available Cash, if any, remaining after payment of all accrued interest on the Term Note must be used for redemption of the Senior Secured Bonds previously described. No interest payments have been made on the Term Note due to the Available Cash restrictions relating to the Senior Secured Bonds (Note 2).

NOTE 4 - INCOME TAXES

     The Company has qualified for exemption from taxation by the Commonwealth of Puerto Rico under the Tourism Incentive Act of 1983 (as amended). As a result, for the first five years of operations, the Company is exempt from 90% of Puerto Rico income and property taxes attributable to its hotel operations (reducing to a 75% exemption for the second five year period) and 100% of municipal and excise taxes on its exempt functions. Income from casino operations is not exempt from taxation.

     The ten year tax exemption grant was effective beginning January 1, 1987, except with respect to income tax, for which the Company has not elected an effective date.

     The Company's hotel and casino operations have incurred losses since inception, accordingly, no income taxes have been provided for the three and nine month periods ended March 31, 1996 or 1995.

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

     Net income per common and common equivalent share is calculated using the weighted average number of common shares outstanding and the additional number of shares which would be issuable upon the exercise of common stock warrants. Shares issuable upon the exercise of common stock warrants have not been considered in the calculation of net loss per share since the effect would be anti-dilutive.

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     The Company's primary source of liquidity and of capital resources to meet its debt service obligations and fund capital expenditures is cash flow generated from operations of the Sands San Juan. Historically, the Sands San Juan's cash flow results have been highly seasonal in nature, with peak activity occurring from January to June; consequently, the results for the nine months ended March 31, 1996 are not necessarily indicative of the cash flow results for a full year. During the first nine months of fiscal 1996, the Company funded capital additions of $899,000 and paid mandatory interest of $2,078,000 accrued on the Senior Secured Bonds from existing cash at June 30, 1995 and cash flow generated by operations.

     The Plan provides that Senior Secured PIK Bonds may be issued for annual bond interest up to a maximum of 2% in the event that Available Cash is insufficient to pay such interest in cash. The Company did not generate sufficient Available Cash to require cash payment of the remaining 2% of bond interest due. Accordingly, the Company issued Senior Secured PIK Bonds in the amount of $639,000 as payment in kind of the remaining bond interest on July 31, 1995. In addition, at July 31, 1995 no interest payment was made to the Term Note holder based upon Available Cash restrictions.

     Operating results for the nine months ended March 31, 1996 reflect a decrease of $392,000 (57.6%) over the prior year. Operating results for the last quarter of fiscal year 1996 are expected to be comparable with results for the fourth quarter of the prior year. Management believes that in spite of a reduction in cash flow generated from operations it should be able to meet its operating requirements and mandatory debt service obligations during fiscal year 1996.

RESULTS OF OPERATIONS

                                  THREE MONTHS ENDED
                                       MARCH 31,
                               --------------------------
                                   1996          1995
                               -----------    -----------
Hotel Operations
- - ----------------

 Room revenues                 $ 4,899,000    $ 5,300,000
 Occupancy                            71.5%          82.2%
 Average daily rate            $    181.94    $    172.72
 Departmental expenses         $ 1,172,000    $ 1,151,000
 Operating margin                     76.1%          78.3%

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                   NINE MONTHS ENDED
                                        MARCH 31,
                               --------------------------
                                   1996          1995
                               -----------   ------------
Hotel Operations
- - ----------------

 Room revenues                 $11,236,000    $11,714,000
 Occupancy                            66.8%          74.1%
 Average daily rate            $    147.57    $    139.21
 Departmental expenses         $ 3,033,000    $ 3,047,000
 Operating margin                     73.0%          74.0%

     Rooms revenue decreased by $401,000 (7.6%) and $478,000 (4.1%), respectively, for the three and nine months ended March 31, 1996, versus the same periods ended March 31, 1995 primarily due to management's decision to forego contracts with airlines for crew rooms, which had an average daily rate of $76 in fiscal 1995, to pursue other market segments which generate higher average daily rates. In addition, during the three month period ended March 31, 1995 there were two major conventions hosted at the Hotel, the Steigenberger German reservation service convention and the Billy Graham crusade which generated over 3,000 room nights. There were no convention groups of comparable size hosted during the third quarter of fiscal 1996.

                                  THREE MONTHS ENDED
                                    MARCH 31,
                               -------------------------
                                   1996          1995
                               -----------    ----------
Food and Beverage Operations
- - ------------------------------

  Food and beverage revenues    $1,601,000    $1,364,000
  Departmental expenses         $1,262,000    $1,135,000
  Operating margin                    21.2%         16.8%


                                  NINE MONTHS ENDED
                                      MARCH 31,
                               -------------------------
                                   1996          1995
                               ----------     ----------
Food and Beverage Operations
- - ----------------------------

  Food and beverage revenues   $4,422,000     $3,438,000
  Departmental expenses        $3,501,000     $3,012,000
  Operating margin                   20.8%          12.4%

     Revenues increased by $237,000 (17.4%) and $984,000 (28.6%), respectively, for the three and nine months periods ending March 31, 1996, versus the same periods ended March 31, 1995 primarily due to the

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

addition of several live entertainment acts, our increase in sales of modified American Plan Packages and increased catering revenues.

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                 -------------------------------
                                    1996               1995
                                 -----------       -------------
Casino Operations
- - -----------------

Table games:
  Gross wagering                 $ 5,807,000         $ 5,790,000
  Win Percentage                        17.8%               20.1%
  Revenues                       $ 1,035,000         $ 1,162,000
Slot machine revenues            $   450,000         $   427,000
Departmental expenses            $   897,000         $   912,000
Promotional allowances           $   237,000         $   216,000
Operating margin                        39.6%               42.6%

                                       NINE MONTHS ENDED
                                           MARCH 31,
                                 -------------------------------
                                    1996               1995
                                 -----------       -------------
Casino Operations
- - ------------------------

Table games:
  Gross wagering                 $13,279,000         $14,116,000
  Win Percentage                        17.6%               18.9%
  Revenues                       $ 2,338,000         $ 2,673,000
Slot machine revenues            $ 1,276,000         $ 1,237,000
Departmental expenses            $ 2,571,000         $ 2,597,000
Promotional allowances           $   596,000         $   559,000
Operating margin                        28.9%               33.6%

     Gross wagering decreased $837,000 (5.9%), respectively, for the nine month period ended March 31, 1996, versus the same period ended March 31, 1995. The decrease in gross wagering for the nine month period was primarily due to the opening of an additional major hotel/casino facility in October 1995 and the previously discussed decline in hotel occupancy.

     Promotional allowances represent the retail value of complimentary goods and services provided to casino customers under various marketing programs. Such allowances increased by $37,000 (6.6%) for the nine month period ended March 31, 1996, as compared to the same period of 1995, primarily due to additional player reinvestment costs.

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                       NINE MONTHS ENDED
                                           MARCH 31,
                                 ------------------------------
                                    1996               1995
                                 -----------        -----------
Other Expenses
- - --------------

Depreciation                      $1,228,000         $1,371,000
Interest                          $2,170,000         $2,127,000
General and administrative        $7,859,000         $7,621,000

     Depreciation expenses decreased by $143,000 (10.4%) for the nine month period ended March 31, 1996, as compared to the same period in 1995 due to certain assets becoming fully depreciated.

                            SOUTHMARK SAN JUAN, INC.


PART II:  OTHER INFORMATION

ITEM 6 REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SOUTHMARK SAN JUAN, INC.
                                        --------------------------------------
                                                      Registrant


Date:     May 13, 1996                  By:   /s/    John C. Hull
     -----------------------               -----------------------------------
                                                     John C. Hull
                                                  Vice President and
                                               Chief Financial Officer