Form 10-K
period 1996-06-06
SOUTHMARK SAN JUAN INC
filed 1996-11-27
CIK 819437

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended               JUNE 30, 1996
                          -----------------------------------------------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    -------------------------

Commission file number             33-15932
                       --------------------------------

                            SOUTHMARK SAN JUAN, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                     75-2132723
-------------------------------               --------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


ISLA VERDE AVENUE, CAROLINA, PUERTO RICO                   00979
------------------------------------------    --------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (809) 791-6100
                                                   ---------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                      NONE
------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE
------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                                -----       -----

  As of September 15, 1996, 262,680 shares of Common Stock, $0.001 par value per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


ITEM 1.  BUSINESS

GENERAL
-------

  Southmark San Juan, Inc. (the "Company") a Delaware corporation, was incorporated during April 1986 for the purpose of acquiring, renovating, and owning the Sands Hotel and Casino in Carolina, Puerto Rico (the "Sands San Juan"). The Company's outstanding common shares are owned by Southmark Corporation ("Southmark"), (48.2%); SJPR Management, Inc. ("SJPR"), 46.3%; and bondholders who have exercised warrants described in DEBT REORGANIZATION, (5.5%). SJPR is a wholly owned subsidiary of Pratt Hotel Corporation ("Pratt"). The operations of the Sands San Juan are managed by SJPR, Inc., also a wholly owned subsidiary of Pratt which is, in turn, an approximately 80%-owned subsidiary of Hollywood Casino Corporation ("HCC"), a Delaware corporation. The Sands San Juan was opened for business on November 1, 1987.

  The Sands San Juan is a resort hotel/casino offering customers a superior physical and service oriented product, targeting the upscale United States, Puerto Rico, and Caribbean hospitality market. The facility is located on the beach in the Carolina sector of San Juan approximately five minutes northwest from the Luis Munoz Marin International Airport.

MARKETING
---------

  The hotel/casino industry in Puerto Rico is seasonal in nature, with peak seasonal activity occurring during the period from December through April. The Company's principal customer base is from the Northeastern United States, with the remaining market derived from a mix of other United States, Canada, Mexico, and Caribbean sources. Marketing efforts are concentrated in three principal areas including contract business through travel wholesalers and agencies, group travel business through incentive travel companies, and corporate business through meeting planners and associations.

CASINO CREDIT
-------------

  Casino operations are conducted on both a credit and a cash basis. Credit extended to customers accounted for approximately 6%, 9% and 16% of overall table game wagering for the three fiscal years ended June 30, 1996, 1995 and 1994, respectively, At June 30, 1996 and 1995, gaming receivables amounted to $421,000 and $391,000, respectively, before allowances for uncollectible accounts of $239,000 and $163,000, respectively.

LICENSE AGREEMENT
-----------------

  The trade name "Sands" is licensed by Pratt pursuant to a 99 year license agreement. The license granted pursuant to the license agreement is currently nonexclusive to Pratt within a certain geographical area in the Caribbean, including Puerto Rico. Pratt incurs an annual royalty fee based on the greater of 1.5% of the Company's gross room charges, as defined, or $100,000. Pratt incurred royalty fees amounting to $217,000, $225,000, and $219,000, respectively, for the three fiscal years ended June 30, 1996, 1995, and 1994. The Company reimburses Pratt for its cost of providing the use of the "Sands" name.

COMPETITION
-----------

  The Sands San Juan competes directly with several other premier hotel/casino properties in metropolitan San Juan as well as with other properties throughout the Caribbean. These properties offer similarly priced rooms, food and beverage, and other amenities. Competition is primarily on the basis of the quality of rooms, restaurant and convention facilities, entertainment, complimentary and promotional allowances, casino credit limits, and personal attention offered to guests and casino customers.

  A number of the properties with which the Sands San Juan competes have larger hotel and/or casino facilities and possess greater financial resources than the Company. The Company's limited financial resources could have detrimental effect on its competitive position in the future.

EMPLOYEES AND LABOR RELATIONS
-----------------------------

  The Company employs an average of 450 employees. During the peak season, the employee count can range as high as 525 including part-time and other temporary employees.

  In February 1994, approximately 30 permanent dealers, of the Sands San Juan Casino department, voted to become part of Gastronomical Workers union, Local 610 (HEREIN, AFLCIO (the Union), however, in August 1995 the Sands Hotel Casino (the Company) received written notification, from the attorney representing a majority of the casino permanent dealers, which stated that they no longer wanted to be represented by the Union. As a result, the Company has withdrawn from negotiations with the Union in regards to the casino department employees.

  The Union rejected, the notification from the Company and filed a case with the San Juan Office of the N.L.R.B. The San Juan Office of the N.L.R.B. ruled in favor of the Company upholding the company's negotiations withdrawal. The Union appealed the decision to the N.L.R.B. in Washington. On October 31, 1996, the N.L.R.B. ordered the hotel to hold a new election to determine if the employees wished to join Local 610.

  On October 11, 1995 a union representation election was held on behalf of approximately 150 hourly employees of the Food and Beverage, Housekeeping, Engineering and Bell Staff departments. The employees rejected the Union representation but the Union challenged the voting qualifications of several employees in a petition to the San Juan Offices of the National Labor Relations Board ("NLRB"). In addition the Union filed several unfair labor practice claims against the management. The San Juan Office of the N.L.R.B. ruled in favor of the union petition for both counts, whereupon the Company filed an appeal with the N.L.R.B. in Washington. The appeal is still pending.

REGULATION
----------

  Gaming in Puerto Rico is conducted and regulated through the Puerto Rico Tourism Company ("Tourism"). Before a company can conduct casino gaming in Puerto Rico, its application for a gaming franchise license must be recommended by Tourism and approved by the Secretary of the Treasury. Any gaming franchise license granted for the conduct of casino gaming is subject to cancellation in the event that the licensee fails to comply with the conditions stipulated. The gaming franchise license in Puerto Rico is reviewed and reissued every 91 days. On July 25, 1996, the operator's casino license was reviewed and reissued through October 23, 1996.

DEBT REORGANIZATION
-------------------

  On August 20, 1992, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas

Division (the "Bankruptcy Court"). On August 21, 1992, the Company filed its Plan of Reorganization Under Chapter 11 (the "Plan") and its Disclosure Statement and Solicitation of Ballots for the Debtor's Plan of Reorganization (the "Disclosure Statement") with the Bankruptcy Court. As a result of such filing, the Bankruptcy Court assumed jurisdiction of the assets and business of the Company, although the Company remained in possession of its assets and business and its officers and directors remained in office, subject to the supervision and orders of the Bankruptcy Court.

  The Company's bankruptcy filing and the filing of the Plan and Disclosure Statement followed months of planning the restructuring of the Company's indebtedness and reflected the results of the Company's negotiations with its largest bondholder (holder of approximately 62% of the $38,000,000 of Industrial Revenue Bonds, 1987 Series A (the "Old Bonds")) and a Puerto Rico bank holding a $4,980,000 demand note.

  On November 12, 1992, after successful solicitation of the approval of the impaired creditor classes, the Company's Plan was confirmed by the Bankruptcy Court. On December 1, 1992 the new Loan Agreement issued by the Puerto Rico Industrial, Medical, Educational, and Environmental Pollution Control Facilities Financing Authority ("AFICA") and related agreements, were executed, successfully completing the reorganization of the Company's debt.

  A summary of the major components of the restructuring follows:

  In exchange for $38,000,000 principal amount of the Old Bonds and related accrued interest as of the bankruptcy filing date of $7,836,000 bondholders received:

     1. $31,000,020 principal amount of new Senior Secured Industrial Revenue Bonds, 1992 Series A (the "Senior Secured Bonds"), issued by AFICA, maturing on either December 1, 1997, (Class A) or December 1, 2001 (Class B) at the election of individual bondholders and secured by a first mortgage on the Sands San Juan.

          Senior Secured Bonds maturing December 1, 1997, are due in full at maturity. Senior Secured Bonds maturing December 1, 2001, require principal payments of 10% of the outstanding balance annually, beginning December 1, 1997, with the balance due December 1, 2001. The Senior Secured Bonds bear interest at 8.5% of which 6.5% must be paid annually in cash. The remaining 2.0% must be paid in cash to the extent there exists Available Cash, as defined in the Trust Agreement. In the event that Available Cash is insufficient to pay all or a portion of the 2.0% interest annually, the insufficiency will be paid by the issuance of Senior Secured PIK Bonds which bear interest at the same rate and terms and are secured by the same collateral as the Senior Secured Bonds.

     2. Warrants to acquire from 496,000 shares to 744,000 shares of the Company (50% to 75% of the Company's authorized common stock). The warrants may be exercised at any time after December 1, 1992, at $0.001 per share.

          Warrants to acquire 496,000 shares of common stock were issued to bondholders upon execution of the Senior Secured Bond and related agreements. Simultaneously, warrants to acquire 248,000 shares of common stock were escrowed with the New Trustee (the "Escrowed Warrants").

          On June 1, 1996, holders of the Senior Secured Bonds received Escrowed Warrants to acquire, in the aggregate, an additional 99,200 shares of Common Stock as no Redemption, as defined, has occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds and the Warrants.

          On June 1, 1997, holders of the Senior Secured Bonds will receive Escrowed Warrants to acquire, in the aggregate, an additional 148,800 shares of Common Stock, unless a Redemption has occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds, and the Warrants.

     The Puerto Rico bank received a Term Note in the principal amount of $3,000,000, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest as of the bankruptcy filing date of $692,000. The Term Note bears interest initially at 3%, increasing to 6% effective November 1, 1997. Accrued interest will be paid annually to the extent there exists Available Cash after payment of interest on the Senior Secured Bonds and redemption of any outstanding Senior Secured PIK Bonds. Interest Payment Notes due November 1, 1999 will be issued in payment of accrued interest not paid in cash. Available Cash, if any, remaining after payment of all accrued interest on the Term Note must be used for redemption of the Senior Secured Bonds previously described.

     Shareholders' advances amounting to $17,413,000 and related accrued interest, as of the bankruptcy filing date, of $7,519,000, deferred incentive fees payable of $1,329,000 and 1,960 shares of common stock with a par value of $1.00 per share were exchanged for 248,000 shares of common stock with a par value of $0.001 per share.

     The Senior Secured Bonds are secured by a first mortgage on the Sands San Juan and mature on either December 1, 1997, (Class A) or December 1, 2001 (Class B) at the election of individual bondholders. Class B bonds require principal payments of 10% of the outstanding balance annually, beginning December 1, 1997, with the balance due December 1, 2001.

     The Senior Secured bonds mature as follows:


MATURITY                   AMOUNT
--------                 -----------

  1998                   $13,652,000
  1999                     1,926,000
  2000                     1,926,000
  2001                     1,926,000
  2002                    11,554,000
                         -----------

                         $30,984,000
                         ===========

ITEM 2.  PROPERTIES

     The Sands San Juan is situated on approximately 5.7 acres of ocean front property and consists of a 14-story tower with 384 ocean and mountain view rooms and suites and 36 luxury suites located in an attached two-story wing.

     The facility includes a 10,000 square foot casino, providing customers a total resort gaming experience. Other facilities and amenities include two gourmet specialty restaurants, a continental cuisine restaurant, a 6,000 square foot free-form outdoor pool, a pool-side restaurant and bar, two cocktail lounges, a 310 seat showroom, 9,000 square feet of banquet and meeting space, and a corporate business center.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently a defendant in several lawsuits and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims will not have a material adverse impact on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During fiscal 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY  HOLDERS MATTERS

     Refer to PART I, "BUSINESS - General," of this document for a description of the ownership of the Company's common stock. Southmark, SJPR, and approximately eight minority shareholders hold the Company's common stock for investment purposes. There is no established trading market for the Company's common stock .

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the Company is qualified in its entirety by the financial statements, including the notes thereto, appearing elsewhere in this document.

STATEMENT OF OPERATIONS DATA:

                                                             FOR THE YEARS ENDED JUNE 30,
                                             1996          1995          1994          1993          1992
                                         ------------  ------------  ------------  ------------  -------------

Net revenues                             $25,955,000   $25,664,000   $25,045,000   $26,830,000   $ 27,119,000
Net loss before extraordinary item       $(2,120,000)  $(1,416,000)  $(2,655,000)  $(4,112,000)  $ (8,498,000)
Extraordinary item                                 -             -             -   $17,508,000              -
Net (loss) income                        $(2,120,000)  $(1,416,000)  $(2,655,000)  $13,396,000   $ (8,498,000)

Earnings (loss) per common and
             common equivalent share:

Loss before extraordinary item           $     (8.07)  $     (5.39)  $    (10.29)  $     (6.05)  $     (34.27)
Extraordinary Item                                 -             -             -   $     25.75              -
Net (loss) income                        $     (8.07)  $     (5.39)  $    (10.29)  $     19.70   $     (34.27)

BALANCE SHEET DATA:
(As of June 30)

Working Capital Deficit*                 $  (385,000)  $  (117,000)  $  (998,000)  $  (653,000)  $(74,830,000)
Total Assets                             $34,890,000   $36,160,000   $36,693,000   $36,985,000   $ 38,567,000
Long Term Debt*                          $36,782,000   $35,611,000   $34,973,000   $34,362,000              -
Shareholders' Deficit                    $(8,836,000)  $(6,716,000)  $(5,300,000)  $(2,645,000)  $(42,302,000)

* Long term debt, inclusive of the Old Bonds, note payable to bank and shareholders' advances, were classified as current liabilities at June 30, 1992, due to the existence of events of default (see ITEM 1, BUSINESS - Debt Reorganization).

Certain amounts have been reclassified to conform with the 1996 presentation.

The Company did not pay cash dividends to its shareholders during any of the fiscal years presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary source of liquidity and capital resources to meet its debt service obligations and fund capital expenditures is cash flow generated from operations of the Sands San Juan. For the year ended June 30, 1996, the Sands San Juan generated $483,000 of cash flow from operating activities. The Company used its cash flow from operations to partially fund capital expenditures of $1,179,000 with remaining capital expenditures funded by existing cash reserves.

     The Plan provides that Senior Secured PIK Bonds may be issued for annual bond interest up to a maximum of 2% in the event that Available Cash is insufficient to pay such interest in cash. The Company made the mandatory 6.5% interest payment of $2,120,000 due July 31, 1996, on the Senior Secured Bonds but did not generate sufficient Available Cash to require cash payment of the remaining 2% of bond interest due. Accordingly, the Company issued Senior Secured PIK Bonds in the amount of $653,000 as payment in kind of the remaining bond interest on July 31, 1996. In addition, at July 31, 1996 no interest payment was made to the Term Note Holder based upon Available Cash restrictions.

     On November 1, 1996, the Company entered into a contract for the sale of substantially all of its assets together with the assumption or discharge of all of its liabilities, including payment of all Senior Secured Bonds and Senior Secured PIK Bonds not owned by the Purchaser at par plus accrued interest to date of closing. Concurrently, SJPR, Inc., the manager of the Sands San Juan, entered into an agreement with the purchaser concerning modification and termination of the management agreement. Closing of both transactions is anticipated to occur on or before December 30, 1996.

     Subsequent to consummation of the above transactions, it is the Company's intention to liquidate within 180 days in accordance with the terms of its current Warrant Agreement.

RESULTS OF OPERATIONS
---------------------

                                 YEAR ENDED JUNE 30,
                         ---------------------------------------
                             1996         1995          1994
                         -----------   -----------   -----------

Hotel Operations
----------------
Room revenue             $14,497,000   $15,033,000   $14,677,000
Paid occupancy                  66.4%         72.1%         76.4%
Average daily rate       $    144.23   $    137.66   $    127.15
Departmental expenses    $ 4,004,000   $ 4,084,000   $ 4,123,000

     Hotel revenues for the year ended June 30, 1996 decreased by $536,000 (3.5%) due to a 5.7% decrease in occupancy partially offset by a $6.57 increase in average daily rate. The occupancy fluctuation is mainly due to a decline in bookings for the Group market segment which were 27% below the prior fiscal year. The average daily rate fluctuation is the result of management's decision to replace contracts for airline crew rooms, representing approximately 11% of occupancy in fiscal 1995, which had an average daily rate of $76, with other market segments which yield higher average daily rates.

     Hotel revenues for the year ended June 30, 1995 increased $356,000 (2.4%), when compared to the same period in 1994, due to increases in the average daily rates of most market segments partially offset by decreased bookings for the corporate and leisure travelers which resulted in a 4.3% decrease in paid occupancy.

                                            YEAR ENDED JUNE 30,
                                ----------------------------------
                                   1996        1995        1994
                                ----------  ----------  ----------

Food and Beverage Operations
----------------------------
Food and beverage revenues      $5,954,000  $4,776,000  $5,032,000
Departmental expenses           $4,692,000  $4,111,000  $4,251,000

     Food and beverage revenues increased $1,178,000 (24.9%) for the year ended June 30, 1996 due to the replacement of airline crew guests with other market segments which utilize food and beverage outlets more extensively and the addition of several live entertainment and banquet functions.

     Food and beverage revenues reflected a nominal $256,000 (5.1%) decrease in the fiscal year 1995 compared to fiscal year 1994.

     Food and beverage expenses declined to 78.8% of revenues for the year ended June 30, 1996 as compared to 86.1% for fiscal 1995 and 84.5% for fiscal 1994 due to increased revenue coverage of fixed expenses.

                                      YEAR ENDED JUNE 30,
                            ---------------------------------------
                               1996          1995          1994
                            -----------   -----------   -----------

Casino Operations
-----------------
Table games:
  Gross wagering            $16,696,000   $17,437,000   $22,272,000
  Win percentage                   17.4%        19.50%        16.52%
  Revenues                  $ 2,911,000   $ 3,402,000   $ 3,679,000
Slot machine revenues       $ 1,660,000   $ 1,641,000   $ 1,536,000
Departmental expenses       $ 3,383,000   $ 3,497,000   $ 4,159,000
Promotional allowances      $   721,000   $   699,000   $ 1,081,000

     Table games revenues declined by $491,000 (14.4%) and $277,000 (7.5%) in fiscal years 1996 and 1995 each compared to the respective prior fiscal year due primarily to the following factors affecting table games activities:

     1) Gross wagering for fiscal years 1996 and 1995 decreased by 4.2% and 21.7%, respectively, compared to the prior years.

     2) A decrease in table game win percentage of 2.1% resulted in a corresponding decrease in table games revenue of $351,000 for fiscal year 1996 as compared to fiscal year 1995. An increase in table win percentage of 2.98% resulted in a corresponding increase in table games revenues of $521,000 for fiscal year 1995 as compared to fiscal year 1994.

     Casino departmental expenses reflected nominal changes increasing to 20.2% of revenues for fiscal year 1996 compared to 20.0% and 18.7% during fiscal years 1995 and 1994, respectively.

     Promotional allowances represent the retail value of complimentary goods and services provided to casino customers under various marketing programs. These allowances as a percentage of gross wagering amounted to 4.3%, 4.0%, and 4.8%, respectively, for the fiscal years ended 1996, 1995, and 1994.

Other Items
-----------

                                                 YEAR ENDED JUNE 30,
                                       ----------------------------------------
                                          1996           1995           1994
                                       -----------    -----------    ----------
General and administrative expenses    $10,564,000    $10,296,000    $9,860,000

     For fiscal year 1996, general and administrative expenses reflected a nominal increase of $268,000 (2.6%) as compared to the same period in 1995.

     The increase for fiscal year 1995 of $436,000 compared to fiscal 1994 is primarily due to higher casualty insurance rates ($195,000) and increased real estate taxes ($153,000) resulting from the scheduled reduction of the Tourism Incentive Act exemption from 90% to 75%.

                                           YEAR ENDED JUNE 30,
                                 --------------------------------------
                                    1996         1995           1994
                                 ----------    ----------    ----------
Depreciation and amortization    $1,706,000    $1,547,000    $1,800,000

    Depreciation for fiscal year 1996 increased 10.2% as compared to the same period in 1995 primarily due to property additions.

    Depreciation and amortization for fiscal year 1995 decreased by 14.1% due to certain furniture and equipment becoming fully depreciated.

                                           YEAR ENDED JUNE 30,
                                 --------------------------------------
                                    1996         1995           1994
                                 ----------    ----------    ----------
Interest expense                 $2,906,000    $2,837,000    $2,809,000

      Interest expense for the fiscal years 1996 and 1995 reflected increases of 2.4% and 1%, respectively, resulting from the issuance of additional PIK Bonds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................  11

Balance Sheets.............................................................  13

Statements of Operations...................................................  15

Statements of Cash Flows...................................................  16

Notes to Financial Statements..............................................  17



Supplementary data required by the item is not applicable to the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 Southmark San Juan, Inc.:

We have audited the accompanying balance sheets of Southmark San Juan, Inc. as of June 30, 1996 and 1995, and the related statements of operations and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southmark San Juan, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3, during August 1992, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and filed its proposed plan of reorganization. During November 1992, the Company's plan of reorganization was confirmed by the Bankruptcy Court, thereby allowing its emergence from bankruptcy. The confirmed plan represented a general restatement of the Company's liabilities, which reduces such balances, modified payment terms and conditions and granted ownership rights to certain debt holders. The Company has continued to incur operating losses after the reorganization and for the year ended June 30, 1996, its current liabilities exceed current assets at June 30, 1996, and management does not expect to be able to pay or refinance a $13.7 million principal payment on its Senior Secured Bonds, which becomes due December 1, 1997. The Company's continued operating losses after reorganization including for the year ended June 30, 1996, its working capital deficiency at June 30, 1996, and its anticipated inability to pay or refinance its Senior Secured Bonds obligation due on December 1, 1997, raise substantial doubt as to its ability to continue its business as a going concern. On November 1, 1996, the Company entered into a contract for the sale of substantially all of its assets together with the assumption or discharge of all of its liabilities, including payment of all Senior Secured Bonds and Senior Secured PIK Bonds not owned by the purchaser at par, plus accrued interest to date of closing. The Company's financial statements have been prepared assuming the Company will continue as a going concern and, therefore, no adjustments have been made relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                         ARTHUR ANDERSEN LLP



San Juan, Puerto Rico
August 29, 1996 (except with
respect to Note 3, as to which
the date is November 1, 1996)

(Stamp No. 1381574 of the Puerto Rico Society of Certified Public Accountants has been affixed to the original copy of this report.)

                            SOUTHMARK SAN JUAN, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                         JUNE 30,     JUNE 30,
                                                           1996         1995
                                                        -----------  -----------
Current assets:
 Cash and cash equivalents                              $   536,000  $ 1,282,000
 Certificates of deposit                                  2,150,000    2,100,000
 Accounts receivable, net of allowances for doubtful
  accounts of $304,000 and $228,000, respectively         1,585,000    1,510,000
 Inventories                                                509,000      579,000
 Prepaid expenses and other current assets                  274,000      326,000
                                                        -----------  -----------

  Total current assets                                    5,054,000    5,797,000
                                                        -----------  -----------

Property and equipment:
 Land                                                     4,543,000    4,543,000
 Buildings                                               33,682,000   33,682,000
 Furniture and equipment                                  9,901,000    8,722,000
                                                        -----------  -----------

                                                         48,126,000   46,947,000
  Less - accumulated depreciation and amortization       18,290,000   16,584,000
                                                        -----------  -----------

  Net property and equipment                             29,836,000   30,363,000
                                                        -----------  -----------

                                                        $34,890,000  $36,160,000
                                                        ===========  ===========



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.

                                BALANCE SHEETS


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                    JUNE 30,       JUNE 30,
                                                      1996           1995
                                                  -------------  -------------
Current liabilities:
 Accounts payable                                 $  1,251,000   $  1,399,000
 Accrued liabilities                                 2,120,000      2,436,000
 Accrued interest                                    2,020,000      2,079,000
 Obligations under capital lease                        48,000              -
                                                  ------------   ------------

  Total current liabilities                          5,439,000      5,914,000
                                                  ------------   ------------

Long term liabilities:
 Accrued interest                                    1,063,000        929,000
 Obligations under capital lease                       107,000              -
 Senior Secured Industrial Revenue Bonds,
  1992 series A:
  Class A, maturing December 1, 1997                11,727,000     11,727,000
  Class B, maturing December 1, 1997
   through 2001                                     19,257,000     19,257,000
 Senior Secured PIK Bonds                            1,628,000        988,000
 Term Note                                           3,000,000      3,000,000
 Deferred Incentive Fees                             1,505,000      1,061,000
                                                  ------------   ------------

  Total long term liabilities                       38,287,000     36,962,000
                                                  ------------   ------------

Shareholders' deficit:
 Common stock, $0.001 par value per share;
  992,000 shares authorized; 262,680
  shares issued and outstanding in 1996 and 1995             -              -
 Additional paid in-capital                         27,763,000     27,763,000
 Accumulated deficit                               (36,599,000)   (34,479,000)
                                                  ------------   ------------

  Total shareholders' deficit                       (8,836,000)    (6,716,000)
                                                  ------------   ------------

                                                  $ 34,890,000   $ 36,160,000
                                                  ============   ============



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENTS OF OPERATIONS

                                                                  FOR THE YEARS ENDED
                                                    ----------------------------------------------
                                                    JUNE 30, 1996    JUNE 30, 1995   JUNE 30, 1994
                                                    -------------    -------------   -------------
Revenues:
 Rooms                                               $ 14,497,000    $ 15,033,000    $ 14,677,000
 Casino                                                 4,571,000       5,043,000       5,215,000
 Food and beverage                                      5,954,000       4,776,000       5,032,000
 Other                                                  1,654,000       1,511,000       1,202,000
                                                     ------------    ------------    ------------

                                                       26,676,000      26,363,000      26,126,000
Less - promotional allowances                            (721,000)       (699,000)     (1,081,000)
                                                     ------------    ------------    ------------

 Net revenues                                          25,955,000      25,664,000      25,045,000
                                                     ------------    ------------    ------------

Expenses:
 Rooms                                                  4,004,000       4,084,000       4,123,000
 Casino                                                 3,383,000       3,497,000       4,159,000
 Food and beverage                                      4,692,000       4,111,000       4,251,000
 Other                                                    820,000         708,000         698,000
 Depreciation and amortization                          1,706,000       1,547,000       1,800,000
 Interest                                               2,906,000       2,837,000       2,809,000
 General and administrative                            10,564,000      10,296,000       9,860,000
                                                     ------------    ------------    ------------

 Total expenses                                        28,075,000      27,080,000      27,700,000
                                                     ------------    ------------    ------------

  Net loss                                             (2,120,000)     (1,416,000)     (2,655,000)

Accumulated deficit, beginning of year                (34,479,000)    (33,063,000)    (30,408,000)
                                                     ------------    ------------    ------------

Accumulated deficit, end of year                     $(36,599,000)    (34,479,000)    (33,063,000)
                                                     ============    ============    ============

Loss per common and common
 equivalent share:
   Net loss                                                $(8.07)         $(5.39)        $(10.29)
                                                     ============    ============    ============

 Weighted average number of common
  and common equivalent shares outstanding                262,680         262,680         258,000
                                                     ============    ============    ============



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            JUNE 30, 1996  JUNE 30, 1995   JUNE 30, 1994
                                                            -------------  -------------   -------------
Net loss                                                     $(2,120,000)   $(1,416,000)    $(2,655,000)

Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Depreciation and amortization                                 1,706,000      1,547,000       1,800,000
 Provision for doubtful accounts                                  76,000         75,000         179,000
 (Increase) decrease in accounts receivable                     (151,000)        96,000         116,000
 Decrease (increase) in inventories, prepaid expenses,
  and other current assets                                       122,000        210,000        (314,000)
 Increase in accounts payable, accrued liabilities and
  other liabilities                                              850,000        883,000       2,363,000
                                                             -----------    -----------     -----------
 Net cash provided by operating activities                       483,000      1,395,000       1,489,000

Cash flows from investing activities:
 Purchase of property and equipment, net                      (1,179,000)      (736,000)       (427,000)
 Purchase of certificates of deposit                          (2,150,000)    (2,100,000)              -
 Proceeds from maturity of certificates of deposits            2,100,000              -               -
                                                             -----------    -----------     -----------
                                                              (1,229,000)    (2,836,000)       (427,000)

(Decrease) increase in cash and cash equivalents                (746,000)    (1,441,000)      1,062,000

Cash and cash equivalents at beginning of year                 1,282,000      2,723,000       1,661,000
                                                             -----------    -----------     -----------

Cash and cash equivalents at end of year                     $   536,000    $ 1,282,000     $ 2,723,000
                                                             ===========    ===========     ===========



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995


NOTE 1 - ORGANIZATION

     Southmark San Juan, Inc. (the "Company"), a Delaware corporation, was incorporated during April 1986 for the purpose of acquiring, renovating, and owning the Sands Hotel and Casino in San Juan, Puerto Rico, (the "Sands San Juan"). The Company's outstanding common shares are owned by Southmark Corporation ("Southmark"), (48.2%); SJPR Management, Inc. ("SJPR"), (46.3%); and bondholders who have exercised warrants described in Note 3, (5.5%). SJPR is a wholly owned subsidiary of Pratt Hotel Corporation ("Pratt"). The operations of the Sands San Juan are managed by SJPR, Inc., also a wholly owned subsidiary of Pratt.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Promotional Allowances
----------------------------------------------

     The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food, beverage and other items provided to customers without charge is included in revenues and as promotional allowances. The costs of such allowances have been included as expenses in the accompanying statements of operations.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

     The Company has defined cash and cash equivalents as cash on hand and in banks, time deposits and marketable securities having maturities of three months or less on their acquisition date.

Allowance for doubtful accounts
-------------------------------

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts for the fiscal years ended June 30, 1996, 1995, and 1994 were as follows:

                    1996         1995            1994
                   -------      -------        --------

Casino             $76,000      $75,000        $179,000
Hotel                    -            -               -
                   -------      -------        --------

                   $76,000      $75,000        $179,000
                   =======      =======        ========

Inventories
-----------

     Inventories of provisions and supplies have been stated at the lower of cost or market on a first-in, first-out basis.

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

Property and Equipment
----------------------

     Property and equipment have been recorded at cost and are being depreciated over their estimated useful lives utilizing the straight-line method based on the following:

     Buildings................................   30 years
     Furniture and equipment..................   2 to 5 years

Net income (loss) per common share
----------------------------------

     Net income per common and common equivalent share is calculated using the weighted average number of common shares outstanding and on the net additional number of shares which would be issuable upon the exercise of stock warrants. Such additional shares are not considered in the calculation of net loss per share since the effect would be antidilutive.

NOTE 3 - DEBT REORGANIZATION

     On August 20, 1992, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). On August 21, 1992, the Company filed its Plan of Reorganization Under Chapter 11 (the "Plan") and its Disclosure Statement and Solicitation of Ballots for the Debtor's Plan of Reorganization (the "Disclosure Statement") with the Bankruptcy Court. As a result of such filing, the Bankruptcy Court assumed jurisdiction of the assets and business of the Company, although the Company remained in possession of its assets and business and its officers and directors remained in office, subject to the supervision and orders of the Bankruptcy Court.

     The Company's bankruptcy filing and the filing of the Plan and Disclosure Statement followed months of planning the restructuring of the Company's indebtedness and reflected the results of the Company's negotiations with its largest bondholder (holder of approximately 62% of the $38,000,000 of Industrial Revenue Bonds, 1987 Series A (the "Old Bonds")) and a Puerto Rico bank holding a $4,980,000 demand note.

     On November 12, 1992, after successful solicitation of the approval of the impaired creditor classes, the Company's Plan was confirmed by the Bankruptcy Court. On December 1, 1992, the new Loan Agreement issued by the Puerto Rico Industrial, Medical, Educational, and Environmental Pollution Control Facilities Financing Authority ("AFICA") and related agreements, were executed, successfully completing the reorganization of the Company's debt.

     A summary of the major components of the restructuring follows:

     In exchange for $38,000,000 principal amount of the Old Bonds and related accrued interest as of the bankruptcy filing date of $7,836,000 bondholders received:

     1. $31,000,020 principal amount of new Senior Secured Industrial Revenue Bonds, 1992 Series A (the "Senior Secured Bonds"), issued by AFICA, maturing on either December 1, 1997 (Class A) or December 1, 2001 (Class B) at the election of individual bondholders, and secured by a first mortgage on the Sands San Juan.

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS


          Senior Secured Bonds maturing December 1, 1997, are due in full at maturity. Senior Secured Bonds maturing December 1, 2001, require principal payments of 10% of the outstanding balance annually, beginning December 1, 1997, with the balance due December 1, 2001. The Senior Secured Bonds bear interest at 8.5% of which 6.5% must be paid annually in cash. The remaining 2.0% must be paid in cash to the extent there exists Available Cash, as defined in the Trust Agreement. In the event that Available Cash is insufficient to pay all or a portion of the 2.0% interest annually, the insufficiency will be paid by the issuance of Senior Secured PIK Bonds which bear interest at the same rate and terms and are secured by the same collateral as the Senior Secured Bonds.

     2. Warrants to acquire from 496,000 shares to 744,000 shares of the Company (50% to 75% of the Company's authorized common stock). The warrants may be exercised at any time after December 1, 1992, at $0.001 per share.

          Warrants to acquire 496,000 shares of common stock were issued to bondholders upon execution of the Senior Secured Bond and related agreements. Simultaneously, warrants to acquire 248,000 shares of common stock were escrowed with the New Trustee (the "Escrowed Warrants").

          On June 1, 1996, holders of the Senior Secured Bonds received Escrowed Warrants to acquire, in the aggregate, an additional 99,200 shares of Common Stock, as no Redemption, as defined, has occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds and the Warrants.

          On June 1, 1997, holders of the Senior Secured Bonds will receive Escrowed Warrants to acquire, in the aggregate, an additional 148,800 shares of Common Stock, unless a Redemption has occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds and the Warrants.

     The Puerto Rico bank received a Term Note in the principal amount of $3,000,000, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest as of the bankruptcy filing date of $692,000. The Term Note bears interest initially at 3%, increasing to 6% effective November 1, 1997. Accrued interest will be paid annually to the extent there exists Available Cash after payment of interest on the Senior Secured Bonds and redemption of any outstanding Senior Secured PIK Bonds. Interest Payment Notes due November 1, 1999 will be issued in payment of accrued interest not paid in cash. Available Cash, if any, remaining after payment of all accrued interest on the Term Note must be used for redemption of the Senior Secured Bonds previously described.

     Shareholders' advances amounting to $17,413,000 and related accrued interest, as of the bankruptcy filing date, of $7,519,000, deferred incentive fees payable of $1,329,000 and 1,960 shares of common stock with a par value of $1.00 per share were exchanged for 248,000 shares of common stock with a par value of $0.001 per share.

     The Company has continued to incur operating losses after the reorganization including for the fiscal year ended June 30, 1996. In addition, at June 30, 1996 current liabilities exceed current assets by

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

$385,000. Senior Secured Bonds in the principal amount of $13.7 million mature on December 1, 1997 and based on current operating results, the Company does not believe that such amount can be paid or refinanced.

     On November 1, 1996, the Company entered into a contract for the sale of substantially all of its assets together with the assumption or discharge of all of its liabilities, including payment of all Senior Secured Bonds and Senior Secured PIK Bonds not owned by the Purchaser at par, plus accrued interest to date of closing. Concurrently, SJPR, Inc., the manager of the Sands San Juan, entered into an agreement with the Purchaser concerning modification and termination of the management agreement. Closing of both transactions is anticipated to occur on or before December 30, 1996.

     Subsequent to consummation of the above transaction, it is the Company's intention to liquidate within 180 days in accordance with the terms of its current Warrant Agreement.

     The accompanying financial statements have been prepared assuming the Company will continue its business as a going concern and, therefore, no adjustments have been made relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - CAPITALIZED LEASE OBLIGATIONS

     The Company leases telephone equipment under a long-term lease and has the option to purchase it for a nominal cost at the termination of the lease.

Future minimum payments under this capital lease are as follows:

Fiscal Year                                     Amount
-----------                                    --------
1997                                           $ 48,000
1998                                             48,000
1999                                             48,000
2000                                             48,000
2001                                              5,000
                                               --------

Total minimum lease payments                    197,000
Less - Amount representing interest             (42,000)
                                               --------

Present value of net minimum lease payments     155,000
Less - Current maturities                       (48,000)
                                               --------

Long-term obligation                           $107,000
                                               ========

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A

     On December 1, 1992, the Company entered into a loan agreement with AFICA for the issuance of $31,000,000 of Senior Secured Bonds which replaced the Old Bonds in the principal amount of $38,000,000 and related accrued interest of $7,836,000 (Note 3). The Senior Secured Bonds are secured by a first mortgage on the Sands San Juan and mature on either December 1, 1997, (Class A) or December 1, 2001 (Class B) at the election of individual bondholders. Class B bonds require principal payments of 10% of the outstanding balance annually, beginning December 1, 1997, with the balance due December 1, 2001.

     The Senior Secured bonds mature as follows:

     MATURITY                              AMOUNT
     --------                            -----------

     1998                                $13,652,000
     1999                                  1,926,000
     2000                                  1,926,000
     2001                                  1,926,000
     2002                                 11,554,000
                                         -----------

                                         $30,984,000
                                         ===========

     The Senior Secured Bonds bear interest at 8.5% of which 6.5% must be paid annually in cash. The remaining 2.0% must be paid in cash to the extent there exists Available Cash, as defined in the Trust Agreement. In the event that Available Cash is insufficient to pay all or a portion of the 2.0% interest annually, the insufficiency will be paid by the issuance of Senior Secured PIK Bonds which bear interest at the same rate and terms and are secured by the same collateral as the Senior Secured Bonds. The Company incurred $2,773,000, $2,717,000, and $2,692,000 of interest expense on the Senior Secured Bonds during fiscal years 1996, 1995, and 1994, respectively.

     Interest is payable semi-annually commencing July 31, 1993.  The
Company made the mandatory 6.5% interest payments of $2,120,000, $2,078,000, and $2,037,000 due on July 31, 1996, 1995, and 1994, respectively, but did not have sufficient Available Cash to satisfy the remaining 2% of bond interest due and accordingly was obliged to issue Senior Secured PIK Bonds in the amounts of $653,000, $639,000, and $627,000 at July 31, 1996, 1995, and 1994,
respectively. The related accrued interest converted into Senior Secured PIK Bonds has been classified as accrued interest under long-term liabilities on the accompanying balance sheets. No interest payments were made on January 31, 1996, 1995, or 1994 based upon the Available Cash restrictions, as defined in the Trust Agreement.

NOTE 6 - TERM NOTE

     On December 1, 1992, the Company executed a $3,000,000 Term Note with a Puerto Rico bank, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest of $692,000. The Term Note bears interest initially at 3%, increasing to 6% effective November 1, 1997. The Company incurred

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

$120,000, $120,000 and $117,000 of interest expense on the Term Note during the fiscal years 1996, 1995 and 1994, respectively.

     Accrued interest will be paid semi-annually commencing July 31, 1993 to the extent there exists Available Cash after payment of interest on the Senior Secured Bonds and redemption of any outstanding Senior Secured PIK Bonds. Interest Payment Notes due November 1, 1999 will be issued in payment of accrued interest not paid in cash. Available Cash, if any, remaining after payment of all accrued interest on the Term Note must be used for redemption of the Senior Secured Bonds previously described. No interest payments have been made on the Term Note based upon the Available Cash restrictions relating to the Senior Secured Bonds (Note 3).

NOTE 7 - INCOME TAXES

     The Company has qualified for exemption from taxation by the Commonwealth of Puerto Rico under the Tourism Incentive Act of 1983 (as amended). As a result, for the first five years of operations, the Company is 90% exempt of Puerto Rico income and property taxes attributable to its hotel operations (reducing to a 75% exemption for the second five year period) and 100% of municipal and excise taxes on its exempt functions. Income from casino operations is not exempt from taxation.

     The ten year tax exemption grant was effective beginning January 1, 1987, except with respect to income tax, which effective date has not been elected by the Company.

     The Company's hotel and casino operations have incurred losses since inception, accordingly, no income taxes have been provided for the fiscal years ended June 30, 1996, 1995, or 1994.

     The Company recognizes income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences. The tax benefits recognized are reduced by a valuation allowance in certain circumstances. As of June 30, 1996, the Company has net operating loss carryforwards aggregating approximately $47 million, which expire periodically through 2002. As of June 30, 1996 and 1995, no financial statement benefit was recognized for the net operating loss carryforwards due to the uncertainty as to the realization of any tax benefit from such loss carryforwards within the carryforward period.

NOTE 8 - TRANSACTIONS WITH SHAREHOLDERS

     The Sands San Juan is managed under a management agreement between the Company and SJPR, Inc. which has an initial term of 20 years with options to extend for two additional 10-year periods (Note 3). The Company is obligated to pay SJPR, Inc. a management fee equal to 2% of net revenues and an incentive management fee equal to 10% of gross operating profits, as defined in the management agreement. Management fees incurred during the fiscal years ended June 30, 1996, 1995, and 1994 were $510,000, $503,000, and $487,000, respectively.

     Incentive management fees incurred during the fiscal years ended June
30, 1996, 1995, and 1994 were $443,000, $523,000, and $326,000, respectively.
Payment of the incentive management fee is subordinate to the Company's annual interest and principal payments on the Senior Secured Bonds and the Term Note. The incentive management fee payable is classified as a non-current liability in the accompanying balance sheets as the Company does not anticipate making any incentive management fee payment within one year.

                            SOUTHMARK SAN JUAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

     The Company operates under the trade name "Sands" pursuant to Pratt's license agreement which provides for annual royalty payments. The royalty payments are based on the greater of 1.5% of gross room charges, as defined, or $100,000. The Company reimburses Pratt for its cost of providing the use of the "Sands" name. During the fiscal years ended June 30, 1996, 1995, and 1994, the Company reimbursed Pratt for royalties incurred amounting to $217,000, $225,000, and $219,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company has leased a variety of operating equipment under long-term noncancelable operating leases which require lease payments as follows:

     1997                           $55,000
     1998                            13,000
                                    -------

                                    $68,000
                                    =======

     Total rental expense for the years ended June 30, 1996, 1995, and 1994 amounted to $96,000, $171,000 and $238,000, respectively.

     The Company's gaming operations are subject to regulatory control by the Puerto Rico Tourism Company (Tourism). Gaming licenses issued by Tourism are reviewed and reissued every 91 days and are subject to cancellation in the event the licensee fails to comply with the conditions stipulated. On July 25, 1996, the Company's license was reviewed and reissued through October 23, 1996.

     The Company is currently a defendant in several lawsuits and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims will not have a material adverse impact on the Company's financial position.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, certificates of deposits, accounts receivable, accounts payables, accrued liabilities and interest approximate fair value because of the short maturity of these items. It is not practicable to estimate the fair value of long-term financial instruments obligations because there are no quoted market prices for transactions which are similar in nature.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no disagreements with its independent public accountants to report under this item.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         NAME AND AGE                      OFFICE HELD IN THE REGISTRANT
------------------------------      -------------------------------------------
Edward T. Pratt, III /(1)/, 42      Chairman, Chief Executive Officer (since
                                    1990), and Director (since 1988)

William D. Pratt /(1)/, 68          Vice President, Secretary, and Director
                                    (since 1987)

John C. Hull, 58                    Vice President and Chief Financial Officer
                                    (since 1991)

Charles B. Brewer, 48               Director (since 1991)

     Edward T. Pratt, III has served on the Board of Directors of HCC since 1992. From 1992 to July 1993, he served as Vice President of HCC; from July 1993 to May 1995, he served as Executive Vice President of HCC; and in May 1995, Mr. Pratt was elected President and Chief Operating Officer of HCC. Edward T. Pratt, III has served as Executive Vice President - Development and Corporate Affairs of Pratt for more than five years.

     William D. Pratt has served on the Board of Directors of HCC since
1990, and from 1990 to May 1995, he served as Vice President, Secretary and General Counsel of HCC. Since May 1995, Mr. Pratt has served as Executive Vice President and Secretary of HCC. Mr. Pratt has served as Executive Vice President, Secretary and a director of Pratt for more than five years.

     John C. Hull joined HCC in April 1994 and was elected Corporate
Controller and Principal Accounting Officer of HCC and Corporate Controller of Pratt in November 1994. Prior to joining HCC, Mr. Hull served as a financial consultant to Pratt from 1988 to April 1994 and to HCC from 1990 to April 1994.

     Charles B. Brewer is Executive Vice President , Chief Operating
Officer, and General Counsel of Southmark (since October 1989) and Secretary of Southmark (since August 1990). Prior to his promotion to Executive Vice President, Mr. Brewer served as Vice President and General Counsel beginning July 1989.

/(1)/ Edward T. Pratt, III is the nephew of William D. Pratt.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company's directors and executive officers serve without compensation from the Company and from SJPR, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following entities own 5% or more of the outstanding common stock of the Registrant:

                                              SHARES     % OWNERSHIP
                                              -------    -----------
Southmark Corporation
1601 LBJ Freeway, Suite 800
Dallas, Texas  75234                          126,480        48.2%

SJPR Management, Inc.
Two Galleria Tower, Suite 2200
13455 Noel Road, LB 48
Dallas, Texas  75240                          121,520        46.3%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Sands San Juan is managed under a management agreement between the Company and SJPR, Inc., a wholly-owned subsidiary of Pratt, which has an initial term of 20 years with options to extend for two additional 10-year periods. The Company is obligated to pay SJPR, Inc. a management fee equal to 2% of net revenues and an incentive management fee equal to 10% of gross operating profits, as defined in the management agreement. Management fees incurred during the fiscal years ended June 30, 1996, 1995, and 1994, were $510,000, $503,000, and $487,000, respectively.

     Incentive management fees incurred during the fiscal years ended June
30, 1996, 1995, and 1994, were $443,000, $523,000, and $326,000, respectively.
Payment of the incentive management fee is subordinate to the Company's annual interest and principal payments on the Senior Secured Bonds and the Term Note. The incentive management fee payable is classified as a non-current liability in the accompanying balance sheets as the Company does not anticipate making any incentive management fee payment within one year.

     The Company operates under the trade name "Sands" pursuant to Pratt's license agreement which provides for annual royalty payments. The royalty payments are based on the greater of 1.5% of gross room charges, as defined, or $100,000. The Company reimburses Pratt for its cost of providing the use of the "Sands" name. During the fiscal years ended June 30, 1996, 1995, and 1994 the Company reimbursed Pratt for royalties incurred amounting to $217,000, $225,000, and $219,000, respectively.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8K.

     (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

     (b) Reports on Form 8-K - During the fourth quarter of the fiscal year ended June 30, 1996, the Registrant did not file any reports on Form 8-K.

     (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14 (A) (1) AND (2), (C) AND (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                            SOUTHMARK SAN JUAN, INC.

                            YEAR ENDED JUNE 30, 1996

FORM 10-K - ITEM 14 (a) (1) and (2)


LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Southmark San Juan, Inc. are included in
Item 8:

    Balance Sheets - June 30, 1996 and 1995
    Statements of Operations - For the years ended June 30, 1996, 1995, and 1994 Statements of Cash Flows - For the years ended June 30, 1996, 1995, and 1994 Notes to Financial Statements

The following financial statement schedules of Southmark San Juan, Inc. are included in Item 14 (d):

    Schedule II  -  Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            SOUTHMARK SAN JUAN, INC.


                                              YEAR ENDED JUNE 30, 1996
                                   -----------------------------------------------
                                    BALANCE
                                       AT       ADDITIONS                 BALANCE
                                   BEGINNING   CHARGED TO                 AT END
                                   OF PERIOD    EXPENSES    RETIREMENTS  OF PERIOD
                                   ----------  -----------  -----------  ---------
Allowance for Doubtful Accounts    $  228,000  $    76,000  $         -  $ 304,000
                                   ==========  ===========  ===========  =========



                                              YEAR ENDED JUNE 30, 1995
                                   -----------------------------------------------
                                    BALANCE
                                       AT       ADDITIONS                 BALANCE
                                   BEGINNING   CHARGED TO                 AT END
                                   OF PERIOD    EXPENSES    RETIREMENTS  OF PERIOD
                                   ----------  -----------  -----------  ---------
Allowance for Doubtful Accounts    $  334,000  $    75,000  $   181,000  $ 228,000
                                   ==========  ===========  ===========  =========

                                              YEAR ENDED JUNE 30, 1994
                                   -----------------------------------------------
                                    BALANCE
                                       AT       ADDITIONS                 BALANCE
                                   BEGINNING   CHARGED TO                 AT END
                                   OF PERIOD    EXPENSES    RETIREMENTS  OF PERIOD
                                   ----------  -----------  -----------  ---------
Allowance for Doubtful Accounts    $1,916,000  $   179,000  $ 1,761,000  $ 334,000
                                   ==========  ===========  ===========  =========

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 26, 1996.


                            SOUTHMARK SAN JUAN, INC.

     SIGNATURE                                     TITLE
     ---------                                     -----


/s/  Edward T. Pratt III         Chairman, Chief Executive Officer, and Director
--------------------------
     EDWARD T. PRATT III



/s/  William D. Pratt            Vice President, Secretary, and Director
--------------------------
     WILLIAM D. PRATT



/s/  John C. Hull                Vice President and Chief Financial Officer
--------------------------
     JOHN C. HULL



/s/  Charles B. Brewer           Director
--------------------------
     CHARLES B. BREWER

                               INDEX TO EXHIBITS



Exhibit
Number
------

2.1     Agreement of Sale and Purchase
3.1*    Restated Certificate of Incorporation of Southmark San Juan, Inc.
3.2*    Restated Bylaws of Southmark San Juan, Inc.
4.1* Form of Trust Agreement including form of Senior Secured Bond, among AFICA, Southmark San Juan, Inc., Southmark Corporation, and Banco Santander.
4.2*    Form of Loan Agreement between Southmark San Juan, Inc. and AFICA.
4.3* Form of Pledge Agreement among AFICA, Banco Santander, Southmark Corporation and Southmark San Juan, Inc.
4.4*    Form of Guarantee Agreement between Southmark Corporation and AFICA.
10.1*   Form of Management Agreement between Southmark San Juan, Inc. and SJPR,
        Inc.
10.2* Form of Mortgage relating to the Sands Hotel and Casino (including form of Mortgage Note issued to AFICA by Southmark San Juan, Inc.).
10.3 Employment Agreement dated December 1, 1995 by and between Southmark San Juan, Inc. and Richard E. Abati
10.4    Agreement Concerning Modification and Termination of Management
        Agreement
26.1-1* Revised Statement of Eligibility and Qualification on Form T-1 of
        Banco Santander as trustee under the Trust Indenture Act of 1939, as amended.
27      Financial Data Schedule
28.1*   Disclosure Statement and Solicitation for Ballots for the Company's
        Plan of Reorganization Filed Under Chapter 11 of the Bankruptcy Code (filed with the United States Bankruptcy court of the Northern District of Texas Dallas Division - Case No. 392-37413-HCA-11)(1).

* Previously filed