Form 10-Q
period 1996-09-30
SOUTHMARK SAN JUAN INC
filed 1997-02-27
CIK 819437

                                   FORM-10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1996
                              --------------------------------------------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                    33-15932
                       ---------------------------------------------------------


                            SOUTHMARK SAN JUAN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                               71-2132723
-----------------------------------------    -----------------------------------
(State of other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


ISLA VERDE AVENUE, CAROLINA, PUERTO RICO              00979
-----------------------------------------     ----------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:      (809) 791-6100
                                                   -----------------------------

                                NOT APPLICABLE
--------------------------------------------------------------------------------
    Former name, former address, and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES      X          NO
                                                -----------       ----------

           Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at February 24, 1997
-----------------------------------             --------------------------------
    COMMON STOCK, $0.001 PAR VALUE                       262,680 SHARES

PART I:  FINANCIAL INFORMATION
------------------------------

Introductory Note to Financial Statements
-----------------------------------------

    The financial statements as of September 30, 1996, and for the three months ended September 30, 1996 and 1995 have been prepared by Southmark San Juan, Inc. (the"Company") without audit, pursuant to the rules and regulations of the Securities and Exchanges Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, results of its operation for the three months ended September 30, 1996 and 1995 and its cash flows for the three months ended September 30, 1996 and 1995.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

    The Company's principal operating asset is the Sands Hotel and Casino located in San Juan, Puerto Rico (the"Sands San Juan"). Historically, the Sands San Juan's operation have been highly seasonal in nature, with peak activity occurring from December to April; consequently, the results of operations for the three month period ending September 30 are not necessarily indicative of the operating results for a full year.

                            SOUTHMARK SAN JUAN, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  1996          1996
                                                              ------------   ----------
Current assets:
 Cash and cash equivalents                                     $   480,000  $   536,000
 Certificates of deposit                                               -      2,150,000
 Accounts receivable, net of allowances for uncollectible
   accounts of $319,000 and $304,000, respectively               1,414,000    1,585,000
 Inventories                                                       512,000      509,000
 Prepaid expenses and other current assets                       1,138,000      274,000
                                                               -----------  -----------

   Total current assets                                          3,544,000    5,054,000
                                                               -----------  -----------

Property and equipment:
 Land                                                            4,543,000    4,543,000
 Buildings                                                      33,682,000   33,682,000
 Furniture and equipment                                         9,962,000    9,901,000
                                                               -----------  -----------

                                                                48,187,000   48,126,000
   Less - accumulated depreciation and amortization             18,686,000   18,290,000
                                                               -----------  -----------

   Net property and equipment                                   29,501,000   29,836,000
                                                               -----------  -----------

                                                               $33,045,000  $34,890,000
                                                               ===========  ===========



     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.

                                BALANCE SHEETS


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               SEPTEMBER 30,     JUNE 30,
                                                   1996            1996
                                               ------------   ------------
Current liabilities:
 Accounts payable                              $  2,260,000   $  1,251,000
 Accrued interest                                   541,000      2,120,000
 Accrued liabilities                              2,066,000      2,020,000
 Obligation under capital lease                      48,000         48,000
                                               ------------   ------------

   Total current liabilities                      4,915,000      5,439,000
                                               ------------   ------------

Long term liabilities:
 Accrued interest                                   606,000      1,063,000
 Obligations under capital lease                     78,000        107,000
 Senior Secured Industrial Revenue Bonds,
   1992 series A:
   Class A, maturing December 1, 1997            11,727,000     11,727,000
   Class B, maturing December 1, 1997
     through 2001                                19,257,000     19,257,000
 Senior Secured PIK Bonds                         2,281,000      1,628,000
 Term Note                                        3,000,000      3,000,000
 Deferred Incentive Fees                          1,503,000      1,505,000
                                               ------------   ------------

   Total long term liabilities                   38,452,000     38,287,000
                                               ------------   ------------

Shareholders' deficit:
 Common stock, $0.001 par value per share;
 992,000 shares authorized; 262,680
 shares issued and outstanding                           -              -
Additional paid in-capital                       27,763,000     27,763,000
 Accumulated deficit                            (38,085,000)   (36,599,000)
                                               ------------   ------------

   Total shareholders' deficit                  (10,322,000)    (8,836,000)
                                               ------------   ------------

                                               $ 33,045,000   $ 34,890,000
                                               ============   ============




                The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    ------------------------
                                                       1996          1995
                                                   -----------   -----------
Revenues:
  Rooms                                            $ 2,606,000   $ 2,781,000
  Casino                                               982,000       935,000
  Food and beverage                                    863,000     1,164,000
  Other                                                311,000       342,000
                                                   -----------   -----------

                                                     4,762,000     5,222,000

  Less - promotional allowances                       (137,000)     (151,000)
                                                   -----------   -----------

    Net revenues                                     4,625,000     5,071,000
                                                   -----------   -----------

Departmental Expenses:
  Rooms                                                909,000       886,000
  Casino                                               765,000       800,000
  Food and Beverage                                    954,000     1,018,000
  Other                                                183,000       182,000
  Depreciation and amortization                        436,000       396,000
  Interest                                             738,000       736,000
  General and administrative                         2,133,000     2,357,000
                                                   -----------   -----------

    Total expenses                                   6,118,000     6,375,000
                                                   -----------   -----------

Net profit (loss)                                  $(1,493,000)  $(1,304,000)
                                                   ===========   ===========

Net loss per common and common equivalent share    $     (5.68)  $     (4.96)
                                                   ===========   ===========

Weighed average number of common and common
  equivalent shares outstanding                        262,680       262,680
                                                   ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1996           1995
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(1,493,000)   $(1,304,000)
 Adjustments to reconcile net cash to net cash used in
   operating activities
    Depreciation and amortization                                    396,000        396,000
    Provision for doubtful accounts                                   17,000          9,000
    Increase in accounts receivable                                  153,000        113,000
    Increase in inventories, prepaid expenses and other
      current assets                                                (862,000)      (792,000)
    Increases in accounts payable, accrued liabilities,
      and other liabilities                                         (357,000)      (869,000)
                                                                 -----------    -----------

  Net cash used in operating activities                           (2,146,000)    (2,447,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                            (60,000)      (342,000)
                                                                 -----------    -----------

Increase (decrease) in cash and cash equivalents                  (2,206,000)    (2,789,000)

Cash and cash equivalents, beginning of period                     2,686,000      3,382,000
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $   480,000    $   593,000
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

NOTE 2 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A

     On December 1, 1992, the Company entered into a loan agreement with AFICA for the issuance of $31,000,000 principal amount of Senior Secured Industrial Revenue Bonds, 1992 Series A (the"Senior Secured Bonds") which, together with warrants to acquire from 496,000 shares to 744,000 shares of the Company's Common Stock, replaced previously issued Industrial Revenue Bonds, 1987 Series A (the"Old Bonds") in the principal amount of $38,000,000 and related accrued interest of $7,836,000. The Senior Secured Bonds are secured by a first mortgage on the Sands San Juan and consist of $11,727,000 principal amount of Class A Bonds which mature on December 1, 1997 and $19,257,000 principal amount of Class B bonds which require principal payments of 10% of the outstanding balance annually, beginning December 1, 1997 with the balance due December 1, 2001.

     The Senior Secured Bonds bear interest at 8.5% of which 6.5% must be paid annually in cash. The remaining 2.0% must be paid in cash to the extent there exists Available Cash, as defined in the Trust Agreement. In the event that Available Cash is insufficient to pay all or a portion of the 2.0% interest annually, the insufficiency will be paid by the issuance of Senior Secured PIK Bonds which bear interest at the same rate and terms and are secured by the same collateral as the Senior Secured Bonds. The Company incurred $708,000 and $693,000 of interest expense on the Senior Secured Bonds during the three month periods ended September 30, 1996 and 1995, respectively.

     Interest is payable semi-annually on July 31 and January 31. The Company made the mandatory interest payments of $2,120,000 and $2,078,000 due on July 31, 1996 and 1995, respectively, but did not have sufficient Available Cash to satisfy the remaining 2% of bond interest due and accordingly was obliged to issue Senior Secured PIK Bonds in the amounts of $653,000 and $639,000 at July 31, 1996 and 1995, respectively. The related accrued interest converted into Senior Secured PIK Bonds has been classified as accrued interest as of June 30, 1996 under long-term liabilities on the accompanying balance sheets. No interest payments were made on January 31, 1996 or 1995, based upon the Available Cash restrictions, as defined in the Trust Agreement.

     Warrants to acquire 496,000 shares of Common Stock were issued to bondholders upon execution of the Senior Secured Bonds and warrants to acquire 248,000 shares of Common Stock (the"Escrowed Warrants") were escrowed with the trustee for the Senior Secured Bonds.

     On June 1, 1996, holders of the Senior Secured Bonds received Escrowed Warrants to acquire, in the aggregate, an additional 99,200 shares of Common Stock as no Redemption, as defined, had occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds and the Warrants.

                            SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A (CONTINUED)

     Due to the sale of the Sands San Juan as described in Note 6, which constitutes a Redemption, the remaining 148,800 Escrowed Warrants will be returned to the Company.

NOTE 3 - TERM NOTE

     On December 1, 1992, the Company executed a $3,000,000 Term Note with a Puerto Rico bank, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest of $692,000. The Term Note bears interest initially at 3%, increasing to 6% effective November 1, 1997. The company incurred $30,000 of interest expense on the Term Note during each of the three month periods ended September 30, 1995 and 1994.

     Accrued interest is payable semi-annually commencing July 31, 1993, to the extent there exists Available Cash after payment of interest on the Senior Secured Bonds and redemption of any outstanding Senior Secured PIK Bonds. Available Cash, if any, remaining after payment of all accrued interest on the Term Note must be used for redemption of the Senior Secured Bonds previously described. No interest payments have been made on the Term Note due to the Available Cash restrictions relating to the Senior Secured Bonds (Note 2).

NOTE 4 - INCOME TAXES

     The Company has qualified for exemption from taxation by the Commonwealth of Puerto Rico under the Tourism Incentive Act of 1983 (as amended). As a result, for the first five years of operations, the Company is 90% exempt from Puerto Rico income and property taxes attributable to its hotel operations (reducing to a 75% exemption for the second five year period) and 100% of municipal and excise taxes on its exempt functions. Income from casino operations is not exempt from taxation.

     The ten year tax exemption grant was effective beginning January 1, 1987, except with respect to income tax, which effective date has not been elected by the Company.

     The Company's hotel and casino operations have incurred losses since inception, accordingly, no income taxes have been provided for the three months ended September 30, 1996 or 1995.

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

                            SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SALE OF SANDS SAN JUAN

     On February 6, 1997, the Company consummated the sale of the Sands San Juan and all related assets. As part of the transaction, the purchaser assumed or discharged substantially all liabilities of the Company. Proceeds of the sale consisted of (1) $20,599,356 principal amount of Senior Secured Bonds and Senior Secured PIK Bonds tendered by the purchaser together with the $3,000,000 Term Note; (2) $13,361,118 deposited with the Trustee of the Senior Secured Bonds to discharge all remaining Senior Secured Bonds ($11,796,323) and Senior Secured PIK Bonds ($868,077) at par plus interest accrued through the redemption date of February 24, 1997; (3) $14,940 cash to the Company. Concurrently with the foregoing transaction, SJPR, Inc. entered into an agreement with the purchaser concerning modification and termination of its management agreement. SJPR, Inc. received $1,475,000 as a termination fee and forgave outstanding incentive fees amounting to $1,505,000 at December 31, 1996.

     It is the Company's intention to liquidate within 180 days of consummation of the sale of the Sands San Juan in accordance with the terms of its current warrant agreement. As the Company only received approximately $15,000 in cash proceeds, it is anticipated that the two major shareholders, SJPR and Southmark, will be obliged to make additional capital contributions to wind up the affairs of the Company. Accordingly, it is not anticipated that there will be any funds available for a liquidating distribution to shareholders and warrant holders.

                            SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The company's primary source of liquidity and capital resources to meet its debt service obligations and fund capital expenditures is cash flow generated from operations of the Sands San Juan. Historically, the Sands San Juan's cash flow results have been highly seasonal in nature, with peak activity occurring from January to June; consequently the results for the three month period ending September 30, 1996 are not necessarily indicative of the cash flow results for a full year. During the first quarter of fiscal 1997, the company funded capital additions of $60,000 and paid mandatory interest of 6.5% accrued on the Senior Secured Bonds amounting to $2,120,000 from existing cash at June 30, 1996 and cash flow generated by operations.

          The plan provides that the Senior Secured PIK Bonds may be issued for annual bond interest up to a maximum of 2% in the event that Available Cash is insufficient to pay such interest in cash. The company did not generate sufficient Available Cash to require payment of the remaining 2% of bond interest due. Accordingly, the company issued Senior Secured PIK Bonds in the amount of $653,000 as payment in kind of the remaining bond interest on July 31, 1996. In addition, at July 31, 1996 no interest payment was made to the Term Note holder based upon Available Cash restrictions.

          On November 1, 1996, the Company entered into a contract for the sale of all of its assets together with the assumption or discharge of substantially all of its liabilities, including payment of all Senior Secured Bonds and Senior Secured PIK Bonds not owned by the Purchaser at par plus accrued interest. Concurrently, SJPR, Inc., the manager of the Sands San Juan, entered into an agreement with the purchaser concerning modification and termination of the management agreement.

          On February 6, 1997, the foregoing transactions were consummated as described in Note 6 and consequently, it is the Company's intention to liquidate within 180 days of consummation in accordance with the terms of its current Warrant agreement.

RESULTS OF OPERATIONS
                              THREE MONTHS ENDED
                                 SEPTEMBER 30,
                             -----------------------
                                1996         1995
                             ----------   ----------
Hotel Operations
----------------

 Room revenues               $2,606,000   $2,781,000
 Paid occupancy rate              60.80%       61.70%
 Average daily rate          $   113.17   $   118.25
 Departmental expenses       $  909,000   $  886,000

          Room revenues decreased by $175,000 (6.3%) during the three months ended September 30, 1996 as compared to the same period in 1995, mainly due to a $5.08 decrease in paid occupancy rate. In September the Island of Puerto Rico sustained damages resulting from Hurricane Hortense. Although the hotel suffered no physical damages the financial results were affected by the negative publicity about Puerto Rico. The occupancy for the month of September included a high percentage of rooms from federal

                            SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


emergency aid organizations such as the Small Business Administration and the Federal Emergency Management Agency. These government agencies had a rate of $96.

        Departmental expenses for the month increased by $23,000 (2.6%).

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                     --------------------
                                       1996      1995
                                     --------  ----------
Food and Beverage Operations
----------------------------

 Food and beverage revenues          $982,000  $1,164,000
 Departmental expenses               $954,000  $1,018,000

          Revenues decreased by $182,000 (15.6%) during the first quarter of fiscal year 1996 as compared to the same period in 1995 primarily due to a production decrease of the M.A.P. segment of the wholesale business and the increase, due to Hurricane Hortense, in government business which produces a lower food and beverage capture ratio.

          Expenses decreased by $64,000 (6.2%) for the three month ended September 30, 1996 as compared to the same period in 1995 as a result of the decrease in revenues.

                              THREE MONTHS ENDED
                                 SEPTEMBER 30,
                            ----------------------
                               1996         1995
                            ----------    ---------
Casino Operations
-----------------

 Table games:
  Gross wagering            $2,864,000   $2,826,000
  Win Percentage                 16.90%       18.30%
  Revenues                  $  485,000   $  518,000
Slot machine revenues          378,000      417,000
Departmental expenses          765,000      800,000
Promotional allowances         137,000      151,000

          Gross table game revenues decreased $38,000 (6.3%) for the three month period ended September 30, 1996 as compared to the same period in 1995, due to a 1.4% decline in gross wagering. Slot machine revenues decreased $39,000 (9.3%) in the first quarter of fiscal 1997 as compared to the corresponding quarter of fiscal 1996 due to the decrease in hotel occupancy and the increase of government rooms.

          Departmental expenses decreased by $35,000 (4.4%) for the three month period ended September 30, 1996 as compared to the same period in 1995 due to the reduction in revenues.

                            SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Promotional allowances represent the retail value of complimentary goods and services provided to casino customers under various marketing programs. These allowances decreased by $14,000 (9.3%) for the three month period ended September 30, 1996 as compared to the same period in 1995 primarily due to the decline in gross wagering.

                            SOUTHMARK SAN JUAN, INC.



PART II:  OTHER INFORMATION
---------------------------

           No reports on Form 8-K were filed during the quarter.

SIGNATURES
----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SOUTHMARK SAN JUAN, INC.
                                      ------------------------
                                             Registrant



Date:    February 25, 1997         By: /s/  John C. Hull
      ----------------------           -------------------------
                                            John C. Hull
                                         Vice President and
                                      Chief Financial Officer