Form 10-Q
period 1996-12-31
SOUTHMARK SAN JUAN INC
filed 1997-02-27
CIK 819437

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         DECEMBER 31, 1996
                              --------------------------------------------------

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number          33-15932
                      ----------------------------------------------------------

                           SOUTHMARK SAN JUAN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                      71-2132723
----------------------------------------           -----------------------------
   (State of other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


ISLA VERDE AVENUE, CAROLINA, PUERTO RICO                    00979
----------------------------------------           -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:       (809) 791-6100
                                                   -----------------------------

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  Former name, former address, and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X     NO
                                               -------    -------

         Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at February 25, 1997
-------------------------------                 --------------------------------
 COMMON STOCK, $0.001 PAR VALUE                          262,680 SHARES

PART I:  FINANCIAL INFORMATION

Introductory Note to Financial Statements
-----------------------------------------

    The financial statements as of December 31, 1996, and for the three and six months ended December 31, 1996 and 1995 have been prepared by Southmark San Juan, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchanges Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996, results of its operations for the three and six months ended December 31, 1996 and 1995 and its cash flows for the six months ended December 31, 1996 and 1995.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

    The Company's principal operating asset is the Sands Hotel and Casino located in San Juan, Puerto Rico (the "Sands San Juan"). Historically, the Sands San Juan's operations have been highly seasonal in nature, with peak activity occurring from December to April; consequently, the results of operations for the three and six month periods ending December 31 are not necessarily indicative of the operating results for a full year.

                           SOUTHMARK SAN JUAN, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                            DECEMBER 31,    JUNE 30,
                                                               1996          1996
                                                            -----------  -----------
Current assets:
 Cash and cash equivalents                                  $   852,000  $   536,000
 Certificates of deposit                                              -    2,150,000
 Accounts receivable, net of allowance for uncollectible
  accounts of $325,000 and $228,000, respectively             2,374,000    1,585,000
 Inventories                                                    495,000      509,000
 Prepaid expenses and other assets                              829,000      274,000
                                                            -----------  -----------

 Total current assets                                         4,550,000    5,054,000
                                                            -----------  -----------

Property and equipment:
 Land                                                         4,543,000    4,543,000
 Buildings                                                   33,682,000   33,682,000
 Furniture and equipment                                     10,037,000    9,901,000
                                                            -----------  -----------

                                                             48,262,000   48,126,000

  Less - accumulated depreciation                            19,158,000   18,290,000
                                                            -----------  -----------

  Net property and equipment                                 29,104,000   29,836,000
                                                            -----------  -----------

  Total assets                                              $33,654,000  $34,890,000
                                                            ===========  ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.
                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                            December 31,     June 30,
                                                                1996           1996
                                                            ------------   ------------
Current liabilities:
 Accounts payable                                           $  2,325,000   $  1,251,000
 Accrued interest                                              1,081,000      2,120,000
 Accrued liabilities                                           1,933,000      2,020,000
 Obligation under capital lease                                   48,000         48,000
                                                            ------------   ------------

 Total current liabilities                                     5,387,000      5,439,000
                                                            ------------   ------------

Long term liabilities:
 Accrued interest                                                803,000      1,063,000
 Obligation under capital lease                                   94,000        107,000
 Senior secured industrial revenue bonds, 1992 series A:
   Class A, maturing December 1, 1997                         11,727,000     11,727,000
   Class B, maturing December 1, 1997 through 2001            19,257,000     19,257,000
   Senior secured PIK bonds                                    2,281,000      1,628,000
   Term note                                                   3,000,000      3,000,000
   Deferred incentive fees                                     1,646,000      1,505,000
                                                            ------------   ------------

     Total long term liabilities                              38,808,000     38,287,000
                                                            ------------   ------------

Shareholders' deficit:
 Common stock, $0.001 par value per share;
 992,000 shares authorized; 262,680
 shares issued and outstanding                                         -              -
 Additional paid-in capital                                   27,763,000     27,763,000
 Accumulated deficit                                         (38,304,000)   (36,599,000)
                                                            ------------   ------------

 Total shareholders' deficit                                 (10,541,000)    (8,836,000)
                                                            ------------   ------------

                                                            $ 33,654,000   $ 34,890,000
                                                            ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                            SOUTHMARK SAN JUAN, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                   -----------------------
                                                      1996        1995
                                                   ----------   ----------
Revenues:
 Rooms                                             $3,915,000   $3,556,000
 Casino                                               975,000    1,193,000
 Food and beverage                                  1,516,000    1,657,000
 Other                                                360,000      356,000
                                                   ----------   ----------

                                                    6,766,000    6,762,000

 Less - promotional allowances                       (143,000)    (209,000)
                                                   ----------   ----------

Departmental Expenses:
 Rooms                                              1,033,000    6,553,000
 Casino                                               804,000      970,000
 Food and beverage                                  1,078,000    1,221,000
 Other                                                176,000      185,000
 Depreciation                                         472,000      396,000
 Interest                                             766,000      723,000
 General and administrative                         2,507,000    2,605,000
                                                   ----------   ----------

  Total expenses                                    6,836,000    6,973,000
                                                   ----------   ----------

Net Loss                                           $ (213,000)  $ (420,000)
                                                   ==========   ==========

Net loss per common and common equivalent share    $    (0.81)  $    (1.60)
                                                   ==========   ==========

Weighed average number of common and
 common equivalent shares outstanding                 262,680      262,680
                                                   ==========   ==========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                       1996          1995
                                                   -----------   ------------
Revenues:
 Rooms                                             $ 6,521,000   $  6,337,000
 Casino                                              1,838,000      2,129,000
 Food and beverage                                   2,498,000      2,821,000
 Other                                                 671,000        697,000
                                                   -----------   ------------

                                                    11,528,000     11,984,000

 Less - promotional allowances                        (280,000)      (359,000)
                                                   -----------   ------------

  Net revenues                                      11,248,000     11,625,000
                                                   -----------   ------------

Departmental Expenses:
 Rooms                                               1,942,000      1,859,000
 Casino                                              1,569,000      1,674,000
 Food and beverage                                   2,032,000      2,239,000
 Other                                                 359,000        367,000
 Depreciation                                          868,000        792,000
 Interest                                            1,504,000      1,447,000
 General and administrative                          4,680,000      4,973,000
                                                   -----------   ------------

  Total expenses                                    12,954,000    (13,351,000)
                                                   -----------   ------------

Net Loss                                           $(1,706,000)  $ (1,726,000)
                                                   ===========   ============

Net loss per common and common equivalent share    $     (6.49)  $      (6.57)
                                                   ===========   ============

Weighed average number of common and
 common equivalent shares outstanding                  262,680        262,680
                                                   ===========   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                           1995               1994
                                                       ------------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                                     $(1,706,000)       $(1,726,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Deprecation and amortization                            868,000            792,000
   Provision for doubtful accounts                          30,000             27,000
   Increase in accounts receivable                        (805,000)          (653,000)
   Increase in inventories, prepaid expenses and
    other current assets                                  (534,000)          (559,000)
   Increase in accounts payable, accrued
    liabilities, and other liabilities                     447,000           (148,000)
                                                       -----------        -----------

   Net cash used in operating activities                (1,700,000)        (1,971,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                 (135,000)          (905,000)
                                                       -----------        -----------

(Decrease) in cash and cash equivalents                 (1,835,000)        (2,876,000)

Cash and cash equivalents, beginning of period           2,686,000          3,382,000
                                                       -----------        -----------

Cash and cash equivalents, end of period               $   851,000        $   506,000
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

     The Senior Secured Bonds bear interest at 8.5% of which 6.5% must be paid annually in cash. The remaining 2.0% must be paid in cash to the extent there exists Available Cash, as defined in the Trust Agreement. In the event that Available Cash is insufficient to pay all or a portion of the 2.0% interest annually, the insufficiency will be paid by the issuance of Senior Secured PIK Bonds which bear interest at the same rate and terms and are secured by the same collateral as the Senior Secured Bonds. The Company incurred $708,000 and $1,416,000 of interest expense on the Senior Secured Bonds and Senior Secured PIK Bonds during the three and six month periods ended December 31, 1996, respectively.

     Interest is payable semi-annually on July 31 and January 31. The Company made the mandatory interest payments of $2,120,000 and $2,078,000 due on July 31, 1996 and 1995, respectively, but did not have sufficient Available Cash to satisfy the remaining 2% of bond interest due and accordingly was obliged to issue Senior Secured PIK Bonds in the amounts of $653,000 and $639,000 at July 31, 1996 and 1995, respectively. No interest payments were made on January 31, 1997 or 1996, based upon the Available Cash restrictions, as defined in the Trust Agreement.

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

                           SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A (CONTINUED)

     On June 1, 1996, holders of the Senior Secured Bonds received Escrowed Warrants to acquire, in the aggregate, an additional 99,200 shares of Common Stock, as no Redemption, as defined, had occurred with respect to all Senior Secured Bonds, Senior Secured PIK Bonds and the Warrants.

     Due to the sale of the Sands San Juan as described in Note 6, which constitutes a Redemption, the remaining 148,800 Escrowed Warrants will be returned to the Company.

NOTE 3 - TERM NOTE

     On December 1, 1992, the Company executed a $3,000,000 Term Note with a Puerto Rico bank, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest of $692,000. The Term Note bears interest initially at 3%, increasing to 6% effective November 1, 1997. The company incurred $30,000 and $60,000 of interest expense, respectively, on the Term Note during the three and six month periods ended December 31, 1996.

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

     The Company's hotel and casino operations have incurred losses since inception, accordingly, no income taxes have been provided for the three and six month periods ended December 31, 1996 or 1995.


     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common and common equivalent share is calculated using the weighted average number of common shares outstanding. Shares which would be issuable upon the exercise of stock warrants have not been considered in the calculation of net loss per share since the effect would be anti-dilutive.

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

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's primary source of liquidity and of capital resources to meet its debt service obligations and fund capital expenditures is cash flow generated from operations of the Sands San Juan. Historically, the Sands San Juan's cash flow results have been highly seasonal in nature, with peak activity occurring from January to June; consequently, the results for the six month period ending December 31 are not necessarily indicative of the cash flow results for a full year. During the first six months of fiscal 1996, the Company funded capital additions of $135,000 and paid mandatory interest of 6.5% accrued on the Senior Secured Bonds amounting to $2,120,000 from existing cash at June 30, 1996 and cash flow generated by operations.

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



RESULTS OF OPERATIONS



                                   THREE MONTHS ENDED
                                      DECEMBER 31,
                                -----------------------
                                   1996         1995
                                ----------   ----------
Hotel Operations
----------------

 Room revenues                  $3,914,000   $3,556,000
 Occupancy                            78.6%       67.70%
 Average daily rate             $   131.26   $   137.85
 Departmental expenses          $1,033,000   $  970,000



     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



                                    SIX MONTHS ENDED
                                       DECEMBER 31,
                                -----------------------
                                   1996         1995
                                ----------   ----------

Hotel Operations
----------------

 Room revenues                  $6,521,000   $6,337,000
 Occupancy                           69.70%       64.60%
 Average daily rate             $   123.40   $   128.76
 Departmental expenses          $1,942,000   $ 1,859.00


     Rooms revenue increased by $358,000 (10.1%) and $184,000 (2.9%), respectively, for the three and six months ended December 31, 1996, versus the same periods ended December 31, 1995 due to improved occupancy levels from the transient and corporate market segments stimulated by lower average rates.

     Departmental expenses increased by $68,000 (6.5%) and $83,000 (4.4%), respectively, for the three and six month period ended December 31, 1996 as compared to the same periods in 1995 due to the revenue increase.


                                   THREE MONTHS ENDED
                                       DECEMBER 31,
                                -----------------------
                                   1996         1995
                                ----------   ----------

Food and Beverage Operations
----------------------------

  Food and beverage revenues    $1,516,000   $1,657,000
  Departmental expenses         $1,078,000   $1,221,000


                                    SIX MONTHS ENDED
                                       DECEMBER 31,
                                -----------------------
                                   1996         1995
                                ----------   ----------

Food and Beverage Operations
----------------------------

  Food and beverage revenues    $2,498,000   $2,821,000
  Departmental expenses         $2,032,000   $2,239,000


     Revenues decreased by $141,000 (8.5%) and $323,000 (11.4%), respectively, for the three and six month periods ended December 31, 1996 as compared to the same periods in 1995 due to planned changes


     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


in rooms customer mix which produced lower guest per occupied room and lower food and beverage capture ratios.

     Departmental expenses decreased by $143,000 (11.7%) and $207,000 (9.2%), respectively, for the three and six months period ended December 31, 1996 as compared to the same periods in 1995 due to the decrease in revenues.


                                       THREE MONTHS ENDED
                                          DECEMBER 31,
                                  -----------------------------
                                     1996               1995
                                  ----------         ----------

Casino Operations
-----------------

  Table games:
   Gross wagering                 $3,870,000         $4,646,000
   Win Percentage                      15.99%             18.89%
   Revenues                       $  617,000         $  785,000
Slot machine revenues             $  359,000         $  408,000
Departmental expenses             $  804,000         $  873,000
Promotional allowances            $  143,000         $  209,000


                                       SIX MONTHS ENDED
                                          DECEMBER 31,
                                  -----------------------------
                                     1996               1995
                                  ----------         ----------

Casino Operations
-----------------

  Table games:
   Gross wagering                 $6,735,000         $7,472,000
   Win Percentage                      16.40%             17.40%
   Revenues                       $1,102,000         $1,303,000
Slot machine revenues             $  736,000         $  826,000
Departmental expenses             $1,569,000         $1,674,000
Promotional allowances            $  280,000         $  359,000


     Gross wagering decreased by $776,000 (16.7%) and $737,000 (9.8%), respectively, for the three and six month period ended December 31, 1996 as compared to the same period in 1995. This was due to changes in the hotel's customer mix which resulted in lower casino usage for both table games and slot machines.

     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Promotional allowances represent the retail value of complimentary goods and services provided to casino customers under various marketing programs. These allowances decreased by $67,000 (31.5%) and $79,000 (22%), respectively, for the three and six months period ended December 31, 1996 as compared to the same period in 1995, due to the decrease in revenues.


                                 THREE MONTHS ENDED
                                    DECEMBER 31,
                              ------------------------
                                 1996         1995
                              ----------   -----------

Other Expenses
--------------

Depreciation                  $  472,000    $  396,000
Interest                      $  766,000    $  723,000
General and administrative    $2,507,000    $2,605,000



                                 SIX MONTHS ENDED
                                    DECEMBER 31,
                              ------------------------
                                 1996         1995
                              ----------   -----------

Other Expenses
--------------

Depreciation                  $  868,000    $  792,000
Interest                      $1,504,000    $1,447,000
General and administrative    $4,680,000    $4,973,000


     Depreciation expense increased $76,000 (19.2%) and (9.6%), respectively, for the three and six month periods ended December 31, 1996 as compared to the same periods in 1995 due to capital improvements during 1996.

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



                                               SOUTHMARK SAN JUAN, INC.
                                        --------------------------------------
                                                      Registrant


Date:  February 25, 1997               By:   /s/  John C. Hull
       --------------------               ------------------------------------
                                                     John C. Hull
                                                  Vice President and
                                               Chief Financial Officer