Form 10-Q
period 1997-03-31
SOUTHMARK SAN JUAN INC
filed 1997-05-14
CIK 819437

                                   FORM-10Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    MARCH 31, 1997
                              --------------------------------------------------

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number         33-15932
                       ------------------------

                           SOUTHMARK SAN JUAN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                        71-2132723
------------------------------------------          ----------------------------
   (State of other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


 ISLA VERDE AVENUE, CAROLINA, PUERTO RICO                        00979
------------------------------------------          ----------------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (787) 791-6100
                                                    ----------------------------

                                NOT APPLICABLE
--------------------------------------------------------------------------------
  Former name, former address, and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X          NO
                                               -----           -----

   Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 12, 1997
------------------------------------------          ----------------------------
     COMMON STOCK, $0.001 PAR VALUE                        270,837 SHARES

PART I:  FINANCIAL INFORMATION

Introductory Note to Financial Statements
-----------------------------------------

   The financial statements as of March 31, 1997, and for the three and nine months ended March 31, 1997 and 1996 have been prepared by Southmark San Juan, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchanges Commission. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997, results of its operations for the three and nine months ended March 31, 1997 and 1996 and its cash flows for the nine months ended March 31, 1997 and 1996.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

                           SOUTHMARK SAN JUAN, INC.
                                BALANCE SHEETS

                                    ASSETS


                                                       FEBRUARY 6,   JUNE 30,
                                                          1997         1996
                                                       -----------  -----------
                                                       (unaudited)

Current assets:
 Cash and cash equivalents                             $    13,000  $   536,000
 Certificates of deposit                                         -    2,150,000
 Accounts receivable, net of allowance for doubtful
  accounts of $304,000 in 1996                                   -    1,585,000
 Inventories                                                     -      509,000
 Prepaid expenses and other assets                               -      274,000
                                                       -----------  -----------

 Total current assets                                            -    5,054,000
                                                       -----------  -----------

Property and equipment:
 Land                                                            -    4,543,000
 Buildings                                                       -   33,682,000
 Furniture and equipment                                         -    9,901,000
                                                       -----------  -----------

                                                                 -   48,126,000

  Less - accumulated depreciation and amortization               -   18,290,000
                                                       -----------  -----------

  Net property and equipment                                     -   29,836,000
                                                       -----------  -----------

  Total assets                                         $    13,000  $34,890,000
                                                       ===========  ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.
                                BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                             FEBRUARY 6,     JUNE 30,
                                                                1997           1996
                                                            -------------  -------------
                                                             (unaudited)

Current liabilities:
 Accounts payable                                           $     11,000   $  1,251,000
 Accrued interest                                                      -      2,120,000
 Other accrued liabilities                                             -      2,020,000
 Obligation under capital lease                                        -         48,000
                                                            ------------   ------------

 Total current liabilities                                        11,000      5,439,000
                                                            ------------   ------------

Long term liabilities:
 Accrued interest                                                      -      1,063,000
 Obligation under capital lease                                        -        107,000
 Senior secured industrial revenue bonds, 1992 series A:
  Class A, maturing December 1, 1997                                   -     11,727,000
  Class B, maturing December 1, 1997 through 2001                      -     19,257,000
  Senior secured PIK bonds                                             -      1,628,000
  Term note                                                            -      3,000,000
  Deferred incentive fees                                              -      1,505,000
                                                            ------------   ------------

   Total long term liabilities                                         -     38,287,000
                                                            ------------   ------------

Shareholders' deficit:
 Common stock, $0.001 par value per share;
 992,000 shares authorized; 270,290
 shares issued and outstanding                                27,763,000              -
 Additional paid-in capital                                            -     27,763,000
 Accumulated deficit                                         (27,761,000)   (36,599,000)
                                                            ------------   ------------

  Total shareholders' equity (deficit)                             2,000     (8,836,000)
                                                            ------------   ------------

                                                            $     13,000   $ 34,890,000
                                                            ============   ============




     The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                           SOUTHMARK SAN JUAN, INC.

                            STATEMENT OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                              MARCH 31,    MARCH 31,
                                                                1997         1996
                                                            ------------  -----------
                                                             (unaudited)
Revenues:
 Rooms                                                      $ 2,024,000   $4,899,000
 Casino                                                         528,000    1,485,000
 Food and beverage                                              497,000    1,601,000
 Other                                                          197,000      516,000
                                                            -----------   ----------

                                                              3,246,000    8,501,000

 Less - promotional allowances                                 (132,000)    (237,000)
                                                            -----------   ----------

  Net revenues                                                3,114,000    8,264,000
                                                            -----------   ----------

Expenses:
 Rooms                                                          501,000    1,172,000
 Casino                                                         374,000      897,000
 Food and beverage                                              446,000    1,262,000
 Other                                                           86,000      242,000
 Depreciation                                                   177,000      436,000
 General and administrative                                   1,049,000    2,876,000
                                                            -----------   ----------

  Total expenses                                              2,633,000    6,885,000
                                                            -----------   ----------

Income from operations                                          481,000    1,379,000
Non-operating income (expense):
 Interest expense                                              (296,000)    (723,000)
 Gain on sale of corporate net assets                        10,356,000            -
                                                            -----------   ----------

Net income                                                  $10,541,000   $  656,000
                                                            ===========   ==========

Net income per common and common equivalent share           $     10.63   $     0.66
                                                            ===========   ==========

Weighted average number of common and common
 equivalent shares outstanding                                  992,000      992,000
                                                            ===========   ==========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                           STATEMENTS OF OPERATIONS

                                                                      NINE MONTHS ENDED
                                                                    MARCH 31,     MARCH 31,
                                                                      1997          1996
                                                                  ------------  ------------
                                                                   (unaudited)

Revenues:
 Rooms                                                            $ 8,545,000   $11,236,000
 Casino                                                             2,366,000     3,614,000
 Food and beverage                                                  2,995,000     4,422,000
 Other                                                                868,000     1,213,000
                                                                  -----------   -----------

                                                                   14,774,000    20,485,000

 Less - promotional allowances                                       (412,000)     (596,000)
                                                                  -----------   -----------

  Net revenues                                                     14,632,000    19,889,000
                                                                  -----------   -----------

Expenses:
 Rooms                                                              2,443,000     3,033,000
 Casino                                                             1,942,000     2,571,000
 Food and beverage                                                  2,479,000     3,501,000
 Other                                                                445,000       599,000
 Depreciation                                                       1,045,000     1,228,000
 General and administrative                                         6,001,000     7,859,000
                                                                  -----------   -----------

  Total expenses                                                   14,355,000    18,791,000
                                                                  -----------   -----------

Income from operations                                                277,000     1,098,000
Non-operating income (expense):
 Interest expense                                                  (1,798,000)   (2,170,000)
 Gain on sale of corporate net assets                              10,356,000             -
                                                                  -----------   -----------

Net income (loss)                                                   8,835,000    (1,072,000)

Net income (loss) per common and common equivalent share          $      8.91   $     (4.08)
                                                                  ===========   ===========

Weighed average number of common and
 common equivalent shares outstanding                                 992,000       262,680
                                                                  ===========   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.

                           STATEMENTS OF CASH FLOWS


                                                               NINE  MONTHS ENDED
                                                             MARCH 31,     MARCH 31,
                                                               1997           1996
                                                           -------------  ------------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                $  8,835,000   $(1,072,000)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization                              1,045,000     1,228,000
   Provision for doubtful accounts                               38,000        51,000
   Gain on sale of corporate net assets                     (10,356,000)            -
   (Increase) in accounts receivable                           (763,000)     (860,000)
   Increase in inventories, prepaid expenses and
    other current assets                                       (491,000)     (403,000)
  Increase in accounts payable, accruals
   and other liabilities                                        502,000    (1,027,000)
                                                           ------------   -----------

  Net cash used by operating activities                      (1,190,000)      (29,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                      (204,000)     (889,000)
 Assets sold, net of cash received                           (1,279,000)            -
                                                           ------------   -----------

Decrease in cash and cash equivalents                        (2,673,000)     (928,000)

Cash and cash equivalents, beginning of period                2,686,000     3,382,000
                                                           ------------   -----------

Cash and cash equivalents, end of period                   $     13,000   $ 2,454,000
                                                           ============   ===========




     The accompanying introductory notes and notes to financial statements are an integral part of these statements.

                           SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

   Southmark San Juan, Inc. (the"Company"), a Delaware corporation, was incorporated during April 1986 for the purpose of acquiring and renovating the Sands Hotel and Casino in San Juan, Puerto Rico, (the "Sands San Juan"). The Company's outstanding Common Shares are owned by Southmark Corporation ("Southmark"), (46.8%); SJPR Management, Inc. ("SJPR"), (45.0%); and bondholders who have exercised warrants, (8.2%). SJPR is a wholly owned subsidiary of Pratt Hotel Corporation ("Pratt"). The operations of the Sands San Juan are managed by SJPR, Inc., also a wholly owned subsidiary of Pratt.

NOTE 2 - SENIOR SECURED INDUSTRIAL REVENUE BONDS, 1992 SERIES A

   On December 1, 1992, the Company entered into a loan agreement with AFICA for the issuance of $31,000,000 principal amount of Senior Secured Industrial Revenue Bonds, 1992 Series A (the"Senior Secured Bonds") which, together with warrants to acquire from 496,000 shares to 744,000 shares of the Company's Common Stock, replaced previously issued Industrial Revenue Bonds, 1987 Series A (the"Old Bonds") in the principal amount of $38,000,000 and related accrued interest of $7,836,000. The Senior Secured Bonds were secured by a first mortgage on the Sands San Juan and consisted of $11,727,000 principal amount of Class A Bonds which matured on December 1, 1997 and $19,257,000 principal amount of Class B bonds which required principal payments of 10% of the outstanding balance annually, beginning December 1, 1997 with the balance due December 1, 2001.

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

   Due to the sale of the Sands San Juan as described in Note 6, funds were deposited with the trustee of the Senior Secured Bonds to discharge all remaining Senior Secured Bonds and Senior Secured PIK bonds at par plus accrued interest through the redemption date of February 24, 1997. As the sale constitutes a Redemption, as defined, the Exchange Agent and Escrow Agreement provides that the remaining 148,800 Escrowed Warrants will be distributed to Southmark and SJPR on June 1, 1997.

                           SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - TERM NOTE

   On December 1, 1992, the Company executed a $3,000,000 Term Note with a Puerto Rico bank, secured by a second mortgage on the Sands San Juan and maturing on November 1, 1999, in exchange for a note payable in the principal amount of $4,980,000 and related accrued interest of $692,000. The Term Note bore interest initially at 3%, increasing to 6% effective November 1, 1997. The Term Note was tendered to the Company as part of the consideration for the sale of the Sands San Juan described in Note 6.

NOTE 4 - INCOME TAXES

   The Company has qualified for exemption from taxation by the Commonwealth of Puerto Rico under the Tourism Incentive Act of 1983 (as amended). As a result, for the first five years of operations, the Company was 90% exempt from Puerto Rico income and property taxes attributable to its hotel operations (reducing to a 75% exemption for the second five year period) and 100% of municipal and excise taxes on its exempt functions. Income from casino operations is not exempt from taxation.

   The ten year tax exemption grant was effective beginning January 1, 1987, except with respect to income tax, for which the Company has not elected an effective date.

   The Company has accumulated net operating loss carryforwards for federal and commonwealth income tax purposes, accordingly, no income taxes have been provided for the three and six month periods ended March 31, 1997 and 1996.

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

   Net income (loss) per common and common equivalent share is calculated using the weighted average number of common shares outstanding including stock issuable upon exercise of warrants; however, shares which would be issuable upon the exercise of warrants have not been considered in the calculation of net loss per share for the three months ended March 31, 1996 since the effect would be anti-dilutive.

NOTE 6 - SALE OF SANDS SAN JUAN

   On February 6, 1997, the Company consummated the sale of the Sands San Juan and all related assets. As part of the transaction, the purchaser assumed or discharged substantially all liabilities of the Company. Proceeds of the sale consisted of (1) $20,599,356 principal amount of Senior Secured Bonds and Senior Secured PIK Bonds and related accrued interest of $1,133,251 tendered by the purchaser together with the $3,000,000 Term Note and related accrued interest of $482,145; (2) $13,361,118 deposited with the Trustee of the Senior Secured Bonds to discharge all remaining Senior Secured Bonds ($11,796,323) and Senior Secured PIK Bonds ($868,077) at par plus interest accrued through the redemption date of February 24, 1997 ($696,718); (3) $14,940 cash to the Company. Concurrently with the foregoing transaction, SJPR, Inc. entered into an agreement with the purchaser concerning modification and termination of its management agreement. SJPR, Inc. received $1,475,000 as a termination fee and forgave outstanding incentive fees amounting to $1,727,000 at February 6, 1997.

                           SOUTHMARK SAN JUAN, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 - SALE OF SANDS SAN JUAN (CONTINUED)

   It is the Company's intention to liquidate within 180 days of consummation of the sale of the Sands San Juan in accordance with the terms of its warrant agreement. As the Company only received approximately $15,000 in cash proceeds, the two major shareholders, SJPR and Southmark, will be obliged to make additional capital contributions to wind up the affairs of the Company. Accordingly, there will be no funds available for a liquidating distribution to shareholders and warrant holders.

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

   On February 6, 1997, the foregoing transactions were consummated as described in Note 6 to the accompanying financial statements and consequently, it is the Company's intention to liquidate within 180 days of consummation in accordance with the terms of its warrant agreement. As the Company only received approximately $15,000 in cash proceeds, the two major shareholders, SJPR and Southmark, will be obliged to make additional capital contributions to wind up the affairs of the Company. Accordingly, there will be no funds available for a liquidating distribution to shareholders and warrant holders.

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




                                               SOUTHMARK SAN JUAN, INC.
                                        --------------------------------------
                                                      Registrant


Date:  May 13, 1997                     By:  /a/     John C. Hull
     --------------------                  -----------------------------------
                                                     John C. Hull
                                                  Vice President and
                                               Chief Financial Officer